Form 10-Q
period 1994-09-30
BALCOR PENSION INVESTORS II
filed 1994-11-10
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-10225
                       -------

                          BALCOR PENSION INVESTORS-II
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Illinois                                     36-3114027
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR PENSION INVESTORS-II
                      (An Illinois Limited Partnership)

                               BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                (UNAUDITED)


                                   ASSETS

                                                    1994             1993
                                               --------------   --------------
Cash and cash equivalents                      $   8,643,842    $   4,415,435
Cash and cash equivalents - Early
  Investment Incentive Fund                           63,850            2,333
Escrow deposits                                      199,678           89,056
Escrow deposits - restricted                          80,580          219,979
Accounts and accrued interest receivable             276,166          411,977
Deferred expenses, net of accumulated
  amortization of $129,233 in 1994 and
  $81,400 in 1993                                    217,949          245,549
                                               --------------   --------------
                                                   9,482,065        5,384,329
                                               --------------   --------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                           13,724,000       26,965,881
Less:
  Loans payable - underlying mortgages             4,837,014        6,169,121
  Allowance for potential loan losses              3,917,679        4,166,443
                                               --------------   --------------
Net investment in loans receivable                 4,969,307       16,630,317

Real estate held for sale                         27,912,075       27,808,381
                                               --------------   --------------
                                                  32,881,382       44,438,698
                                               --------------   --------------
                                               $  42,363,447    $  49,823,027
                                               ==============   ==============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                               $     117,548    $     133,141
Due to affiliates                                     96,674           37,131
Accrued liabilities, principally
  interest and real estate taxes                     289,063            7,918
Other liabilities                                    966,007        1,144,128
Mortgage notes payable                            12,334,005       15,862,096
                                               --------------   --------------
    Total liabilities                             13,803,297       17,184,414
                                               --------------   --------------
Partners' capital (85,010 Limited
  Partnership Interests issued)                   32,681,569       36,394,317

Less Interests held by Early Investment
  Incentive Fund (5,721 in 1994 and
  4,896 in 1993)                                  (4,121,419)      (3,755,704)
                                               --------------   --------------
                                                  28,560,150       32,638,613
                                               --------------   --------------
                                               $  42,363,447    $  49,823,027
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-II
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (UNAUDITED)


                                                    1994             1993
                                               --------------   --------------

Income:
  Interest on loans receivable                 $   1,549,670    $   2,804,034
  Less interest on loans payable -
    underlying mortgages                             358,862          640,702
                                               --------------   --------------
  Net interest income on loans                     1,190,808        2,163,332
  Income from operations of real estate
    held for sale                                  1,039,682          845,781
  Interest on short-term investments                 332,622           53,424
  Participation income                               223,610          221,337
  Prepayment premium                                 291,000
                                               --------------   --------------
    Total income                                   3,077,722        3,283,874
                                               --------------   --------------
Expenses:
  Mortgage servicing fees                             12,861           32,974
  Administrative                                     474,016          414,928
                                               --------------   --------------
    Total expenses                                   486,877          447,902
                                               --------------   --------------
Net income                                     $   2,590,845    $   2,835,972
                                               ==============   ==============
Net income allocated to General Partner        $     194,313    $     212,698
                                               ==============   ==============
Net income allocated to Limited Partners       $   2,396,532    $   2,623,274
                                               ==============   ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (79,930 in 1994 and 80,351 in 1993)          $       29.98    $       32.65
                                               ==============   ==============
Distributions to General Partner               $     106,263    $     115,118
                                               ==============   ==============
Distributions to Limited Partners              $   6,197,330    $   1,306,199
                                               ==============   ==============
Distributions per Limited Partnership
  Interest outstanding                         $       77.50    $       16.25
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-II
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (UNAUDITED)




                                                    1994             1993
                                               --------------   --------------
Income:
  Interest on loans receivable                 $     441,404    $     883,261
  Less interest on loans payable -
    underlying mortgages                             110,139          201,557
                                               --------------   --------------
  Net interest income on loans                       331,265          681,704
  Income from operations of real estate
    held for sale                                    392,180          342,081
  Interest on short-term investments                 104,759           20,648
                                               --------------   --------------
    Total income                                     828,204        1,044,433
                                               --------------   --------------
Expenses:
  Mortgage servicing fees                              3,554           10,830
  Administrative                                     195,599          104,412
                                               --------------   --------------
    Total expenses                                   199,153          115,242
                                               --------------   --------------
Net income                                     $     629,051    $     929,191
                                               ==============   ==============
Net income allocated to General Partner        $      47,178    $      69,689
                                               ==============   ==============
Net income allocated to Limited Partners       $     581,873    $     859,502
                                               ==============   ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (79,613 in 1994 and 80,252 in 1993)          $        7.30    $       10.71
                                               ==============   ==============
Distribution to General Partner                $      35,421    $      35,421
                                               ==============   ==============
Distribution to Limited Partners               $   1,991,338    $     401,317
                                               ==============   ==============
Distribution per Limited Partnership
  Interest outstanding                         $       25.00    $        5.00
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-II
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
           for the nine months ended September 30, 1994 and 1993
                                (UNAUDITED)


                                                    1994             1993
                                               --------------   --------------
Operating activities:
  Net income                                   $   2,590,845    $   2,835,972
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of real estate                                     (23,175)
      Accrued interest income due at maturity                        (170,996)
      Collection of interest income due
        at maturity                                  943,117
      Amortization of deferred expenses               47,833           86,480
      Payment of deferred interest expense
        on mortgage notes payable                                    (817,179)
      Net change in:
        Escrow deposits                             (110,622)         (16,984)
        Escrow deposits - restricted                 139,399           50,210
        Accounts and accrued interest
          receivable                                 135,811           49,627
        Accounts payable                             (15,593)        (320,967)
        Due to affiliates                             59,543            3,667
        Accrued liabilities                          281,145          265,446
        Other liabilities                           (178,121)          16,315
                                               --------------   --------------
  Net cash provided by operating activities        3,893,357        1,958,416
                                               --------------   --------------
Investing activities:
  Collection of principal on
    loans receivable                              12,050,000          150,000
  Proceeds from sale of real estate                                   775,000
  Costs incurred in connection
    with sale of real estate                                          (48,825)
  Additions to real estate                          (103,694)        (336,047)
                                               --------------   --------------
  Net cash provided by investing
    activities                                    11,946,306          540,128
                                               --------------   --------------
Financing activities:
  Distributions to Limited Partners               (6,197,330)      (1,306,199)
  Distributions to General Partner                  (106,263)        (115,118)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund                  (61,517)          (2,091)
  Repurchase of Limited Partnership Interests       (365,715)        (110,185)
  Principal payments on underlying loans
    payable                                         (405,440)        (378,101)
  Repayment of underlying loan payable              (926,667)
  Proceeds from refinancing of mortgage
    notes payable                                                  11,625,000
  Repayment of mortgage notes payable             (3,369,552)     (10,296,353)
  Principal payments on mortgage notes
    payable                                         (158,539)        (246,943)
  Payment of deferred expenses                       (20,233)        (310,088)
                                               --------------   --------------
  Net cash used in financing activities          (11,611,256)      (1,140,078)
                                               --------------   --------------

Net change in cash and cash equivalents            4,228,407        1,358,466
Cash and cash equivalents at beginning
  of year                                          4,415,435        1,755,329
                                               --------------   --------------
Cash and cash equivalents at end of period     $   8,643,842    $   3,113,795
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable on properties owned by the Partnership of $994,258 and $1,113,542 and paid interest expense of $994,258 and $1,930,721, respectively.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 were:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees           $191,150   $66,524      $21,823
    Mortgage servicing fees              10,491     2,369        2,370
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       48,360    31,894       22,225
        Data processing                  14,274     7,207       18,797
        Investor communications           9,049     5,968        3,481
        Legal                             4,328     2,855        3,539
        Portfolio management             31,027    20,464       19,079
        Other                            16,524    10,898        5,360

4. Loan Repayments:

(a) In March 1994, the Partnership received $3,369,762 as payment in full on the wrap-around loan collateralized by the North Arch Village Apartments, from which the underlying loan of $926,667 was repaid. This loan had matured in November 1993 and the borrower and the Partnership entered into a forbearance agreement whereby the borrower was given until March 1994 to repay the loan. The amount received consists of the face amount of the loan of $2,350,000, accrued interest due at maturity of $943,117 and additional interest of $76,645.

(b) In January 1994, the Partnership received $10,064,858 as payment in full on the first mortgage loan collateralized by the Tudor Heights Apartments. The amount received consists of the original funds advanced of $9,700,000, a prepayment premium of $291,000 and $73,858 of basic interest. Additionally, $248,764 of interest income that had been accrued and included in the loan balance, was written off against the previously established allowance for potential loan losses.

5. Settlement of Litigation:

A principal of the former owner of the Interstate Office Building commenced legal proceedings in 1990 against the Partnership alleging that it was entitled to recover from the Partnership approximately $630,000 representing the amount the former owner paid to the first mortgage holder as a principal reduction of the first mortgage loan. These payments had been made prior to the Partnership's foreclosure of the property and had increased the Partnership's equity in the wrap-around loan. In March 1993, a judgment of approximately $780,000 was entered against the Partnership, which included the amount sought plus accrued interest thereon. The Partnership appealed, but the judgment was upheld in September 1994. The judgment amount plus additional interest of approximately $116,000 was paid during November 1994. A potential litigation loss of $780,000 was recognized by the Partnership in 1992 and is included in other liabilities on the balance sheet as of September 30, 1994. The payment of the additional $116,000 will be recorded against the allowance for potential loan losses.

6. Subsequent Event:

In October 1994, the Partnership made a distribution of $425,050 ($5.00 per Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution of available Cash Flow for the third quarter of 1994.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund a total of thirty-three loans. In addition, proceeds from prior loan repayments were used to fund three additional mortgage loans. To date, Limited Partners have received distributions totaling $1,253.50 per $1,000 Interest. As of September 30, 1994, the Partnership is operating five properties acquired through foreclosure and has two loans outstanding in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

A decrease in net interest income on loans receivable due to 1994 and 1993 loan repayments was partially offset by improved operations at most of the Partnership's properties, increased interest income on short-term investments, and additional income resulting from the prepayment premium received in connection with the Tudor Heights Apartments loan repayment in January 1994. This resulted in a decrease in net income during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

The repayments of the wrap-around loans collateralized by the Pheasant Run and North Arch Village apartment complexes in October 1993 and March 1994, respectively, resulted in a decrease in interest income on loans receivable and a corresponding decrease in interest expense on loans payable and mortgage servicing fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. The January 1994 repayment of the Tudor Heights Apartments first mortgage loan also contributed significantly to the decreases in interest income on loans receivable and mortgage servicing fees. In addition, a prepayment premium of $291,000 was received in January 1994 in connection with the Tudor Heights Apartments loan repayment.

The Partnership currently has the loan collateralized by the Stonegate Austin Mobile Home Park located in Austin, Texas on non-accrual status. For non-accrual loans, income is recorded only as cash payments are received from the borrower. The Austin, Texas rental market for mobile home parks continues to experience adverse economic conditions. The funds advanced by the Partnership for this loan totaled approximately $1,272,000. During the nine months ended September 30, 1994, the Partnership received cash payments of net interest income on this loan of approximately $137,000. The Partnership was entitled to receive approximately $179,000 of net interest income under the original terms of the loan agreement.

Operations of real estate held for sale represents the net property operations of those properties acquired by the Partnership through foreclosure. Rental income increased at the Sherwood Acres - Phases I and II and Cumberland Pines apartment complexes due to higher average occupancy levels and rental rates, respectively, and at the Parkway Distribution Center due to leasing activity during the latter part of 1993 which resulted in increased average occupancy levels. The cessation of interest expense on the Hollowbrook and Cumberland Pines apartment complexes' mortgage notes payable due to the 1994 repayments of the mortgage notes and the 1993 sale of the 205 Armstrong Industrial/Office Park which operated at a loss also contributed to improved operations. These events were the primary reasons for an increase in income from operations of real estate held for sale during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. However, higher repair and maintenance expenditures, including significant painting costs, at the Sherwood Acres-Phases I and II Apartments partially offset the improvements.

The proceeds received from the 1993 and 1994 loan repayments were the primary reasons for the increase in funds available for short-term investments. This increase in invested funds generated higher interest income on short-term investments during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Some loans also provide for additional interest in the form of participations, which usually consist of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the cash flow or gross income of the property above a certain level. The Partnership received participation income on the Alzina Office Building loan during the nine months ended September 30, 1994 and 1993.

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. No provision for potential losses was recognized during the nine months ended September 30, 1994 or 1993. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at September 30, 1994.

Higher accounting and portfolio management fees resulted in an increase in administrative expenses during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Also, legal fees relating to the Interstate Office Building litigation (see Liquidity and Capital Resources) contributed significantly to the increase in administrative expenses during the quarter ended September 30, 1994.


Liquidity and Capital Resources
- -------------------------------

The operating activities of the Partnership reflect the cash flow from operations of the properties, net cash flow from loans receivable and interest income on short-term investments, less administrative costs. The cash flow provided by operating activities during 1994 also reflects the collection of a prepayment premium and interest income due at maturity in connection with the Tudor Heights and North Arch Village Apartments loan repayments, respectively. The net cash flow from investing activities reflects the proceeds received from the repayments of the Tudor Heights and North Arch Village Apartments loans receivable. This net cash flow was partially used in financing activities to repay the North Arch Village Apartments underlying loan payable. In addition, the net cash flow from investing activities and cash reserves of the Partnership were used in financing activities for distributions to partners, including special distributions of Mortgage Reductions to Limited Partners in April and July 1994, the repayment of the Hollowbrook and Cumberland Pines apartment complexes' mortgage notes payable and principal payments on underlying and mortgage notes payable. The remaining cash reserves are being retained to meet future working capital needs of the Partnership. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as cash flow from mortgage payments and property operations is received.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994 and 1993, the Cumberland Pines and Sherwood Acres - Phases I and II apartment complexes and Parkway Distribution Center generated positive cash flow. The Hollowbrook Apartments generated a marginal cash flow deficit during 1993, which was a result of low rental rates due to a weak Orlando rental market. An increase in rental rates and the cessation of debt service payments due to the February 1994 prepayment of the mortgage loan resulted in positive cash flow at this property during 1994.

The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans. In February 1994, the Partnership used working capital reserves to prepay the first mortgage loan collateralized by the Hollowbrook Apartments. This mortgage loan was due to mature in December 1994, bore interest at 8.75% and had an outstanding balance of $1,105,658 at the time of the prepayment. Also, in June 1994, the Partnership used additional working capital reserves to prepay the first mortgage loan collateralized by the Cumberland Pines Apartments. This loan was due to mature in February 1996, bore interest at 8.5% and had an outstanding balance of $2,263,894 at the time of prepayment.

Certain borrowers have failed to make payments due to the Partnership for more than ninety days and, accordingly, these loans have been placed on non-accrual status (income is recorded only as cash payments are received). The General Partner has negotiated with some of these borrowers regarding modifications of the loan terms and has instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may be delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures. Further, certain loans made by the Partnership have been restructured to defer and/or reduce interest payments where the properties collateralizing the loans were generating insufficient cash flow to support property operations and debt service. In the case of most loan restructurings, the Partnership receives concessions, such as increased participations or additional interest accruals, in return for modifications, such as deferral or reduction of basic interest payments. There can be no assurance, however, that the Partnership will receive actual benefits from the concessions.

In March 1994, the Partnership received $3,369,762 as payment in full on the wrap-around loan collateralized by the North Arch Village Apartments, from which the underlying loan of $926,667 was repaid. This loan had matured in November 1993 and the borrower and the Partnership entered into a forbearance agreement whereby the borrower was given until March 1994 to repay the loan. The net amount received consists of the funds advanced of $940,258, the difference between the original and current principal balance due on the underlying loan of $483,075, accrued interest due at maturity of $943,117 and additional interest of $76,645. The funds advanced by the Partnership represent the difference between the wrap-around loan receivable balance of $2,350,000 and the original balance of the underlying loan of $1,409,742.

In January 1994, the Partnership received $10,064,858 as payment in full on the first mortgage loan collateralized by the Tudor Heights Apartments. The amount received consists of the original funds advanced of $9,700,000, a prepayment premium of $291,000 and $73,858 of basic interest. Additionally, $248,764 of interest income that had been accrued and included in the loan balance, was written off against the previously established allowance for potential loan losses.

A principal of the former owner of the Interstate Office Building commenced legal proceedings in 1990 against the Partnership alleging that it was entitled to recover from the Partnership approximately $630,000 representing the amount the former owner paid to the first mortgage holder as a principal reduction of the first mortgage loan. These payments had been made prior to the Partnership's foreclosure of the property and had increased the Partnership's equity in the wrap-around loan. In March 1993, a judgment of approximately $780,000 was entered against the Partnership, which included the amount sought plus accrued interest thereon. The Partnership appealed, but the judgment was upheld by the Appellate Court, First District of Illinois in September 1994. The judgment amount plus additional interest of approximately $116,000 was paid during November 1994. A potential litigation loss of $780,000 was recognized by the Partnership in 1992 and is included in other liabilities on the balance sheet as of September 30, 1994. The payment of the additional $116,000 will be recorded against the allowance for potential loan losses.

In October 1994, the Partnership paid a distribution of $425,050 ($5.00 per Interest) to the holders of Limited Partnership Interests, $35,421 to the General Partner and $11,807 to the Early Investment Incentive Fund, representing the quarterly distribution of available Cash Flow for the third quarter of 1994. The level of this distribution is consistent with the regular distribution paid during the first and second quarters of 1994. To date, Limited Partners have received distributions totaling $1,253.50 per $1,000 Interest, of which $883.50 represents Cash Flow from operations and $370.00 represents a return of original capital. The Partnership expects to continue making cash distributions; however, the level of such future distributions will be dependent upon the Cash Flow generated by the receipts of mortgage payments and property cash flow, less payments on the underlying loans, mortgage servicing fees and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values. The Partnership's use of participations for loans receivable is intended to provide a hedge against the impact of inflation; sharing in cash flow or rental income and/or the capital appreciation of the properties collateralizing the loans should result in increases in the total yields on the loans as inflation rates rise.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
- -------------------------

Williams proposed class action
- ------------------------------

With respect to the proposed class action lawsuit filed in the U. S. District Court, Northern District of Illinois (Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No. 90-C-0726), against the Partnership and certain affiliated entities, in May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for certain sanctions against plaintiffs' counsel and ordered the plaintiffs' counsel to pay the defendants' attorneys' fees incurred with the class certification motion. The defendants filed a petition for reimbursement of their fees and costs from plaintiff's counsel which remains pending. A motion previously filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied on August 18, 1994.

In July 1993, the Court gave plaintiffs leave to retain new counsel and to propose new individual class representatives. The plaintiffs retained new counsel and proposed three new individual class representatives. The defendants conducted discovery regarding the proposed new class representatives and, in February 1994, filed a response to the plaintiffs' latest motion for class certification. On July 29, 1994, the Court indicated an intent to certify a class relating to the plaintiffs' securities fraud claims, but gave leave for the defendants to file a further motion opposing class certification. On August 26, 1994, the defendants filed a motion which has been briefed. The motion remains pending.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit 4(a) to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated May 7, 1981 (Registration No. 2-70841) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-10225) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-II



                              By: /s/Thomas E. Meador
                                  ---------------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors, the General Partner



                              By: /s/Allan Wood
                                  -------------------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors, the General Partner



Date: November 10, 1994
      -------------------------------