Form 10-K
BALCOR PENSION INVESTORS II
filed 1995-03-30
CIK 350845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-10225
                       -------

                          BALCOR PENSION INVESTORS-II
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3114027
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Pension Investors-II (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $85,010,000 from sales of Limited Partnership Interests. The Registrant's operations consisted of investing in wrap-around mortgage loans and, to a lesser extent, investing in other junior mortgage loans and first mortgage loans. The Registrant also currently operates five properties acquired through foreclosure. All financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-three loans. A portion of Mortgage Reductions generated by repayments was reinvested in three additional loans, a portion was added to the Registrant's working capital reserves, and the remainder was distributed to the Limited Partners. As a result of the repayments, foreclosures, and writeoffs of thirty-four loans, the Registrant has two loans in its portfolio as of December 31, 1994; one of which was repaid in 1995. Thirteen properties were acquired through foreclosure and the Registrant has disposed of eight of these properties, leaving five properties in its portfolio as of December 31, 1994. See Item 2. Properties for additional information.

The Registrant received repayments on two loans receivable during 1994 and one during 1995. In addition, the Registrant repaid two mortgage notes payable related to its properties during 1994. See Item 7. Liquidity and Capital Resources for additional information.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. All of the Registrant's five properties generated positive cash flow during 1994. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its ownership of real estate acquired through foreclosure, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Mortgage Advisors, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1994, the Registrant owns the five properties described below:

Location                      Description of Property
--------                      -----------------------
Atlanta, Georgia              Cumberland Pines: a 216-unit apartment complex
                              located on approximately 14 acres.

Orlando, Florida              Hollowbrook: a 144-unit apartment complex located
                              on approximately 6.5 acres.

Ft. Lauderdale, Florida       Parkway Distribution Center: six industrial
                              buildings containing approximately 242,000 square feet.

Baton Rouge, Louisiana        Sherwood Acres Phase I: a 336-unit apartment
                              complex located on approximately 4 acres.

Baton Rouge, Louisiana        Sherwood Acres Phase II: a 284-unit apartment
                              complex located on approximately 12 acres.

Certain of these properties are held subject to mortgage loans. See Notes to Financial Statements for other information regarding real property investments.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3. Legal Proceedings
-------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. The complaint alleges that the defendants violated Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests of the Registrant and the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay certain of the defendants' attorneys' fees incurred with the class certification motion. In January 1995, the Court ordered the plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court.

The plaintiffs retained new co-counsel and proposed new class representatives. In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Registrant and the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification which was denied on December 21, 1994. The Court has ordered the parties to meet to discuss notice to the class and a schedule for discovery.

A motion filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied by the Court in August 1994.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 5,962.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income        $3,825,224  $4,042,705  $3,967,752  $4,010,269  $3,993,649
Provision for po-
  tential losses on
  loans, real estate,
  accrued interest
  receivable and
  litigation              None        None   3,780,000   2,750,000   2,250,000
Income (loss) before
  extraordinary item 3,296,690   3,441,260    (447,588)    603,502   1,261,028
Net income           3,296,690   3,441,260      51,158     603,502   1,261,028
Net income per
  average number of
  Limited Partner-
  ship Interests
  outstanding            38.23       39.64         .59        6.87       14.25
Total assets        41,439,470  49,823,027  50,793,577  53,449,613  58,089,696
Mortgage notes
  payable           12,296,687  15,862,096  17,179,483  17,882,039  18,564,212
Distributions per
  Limited Partner-
  ship Interest          82.50       21.25       29.75       47.50       71.00


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

The decrease in net interest income on loans receivable in 1994 due to repayments of several loans was partially offset by improved operations at most of the properties owned by Balcor Pension Investors-II (the "Partnership"), additional interest income on short-term investments, and the receipt of a loan prepayment premium. As a result, net income decreased slightly in 1994 as compared to 1993. The Partnership also recognized a provision for potential losses and an extraordinary gain in 1992, the net of which resulted in lower net income for 1992 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

Operations

----------

1994 Compared to 1993
---------------------

The repayments of the Pheasant Run and North Arch Village apartment complexes' wrap-around loans in October 1993 and March 1994, respectively, resulted in a decrease in interest income on loans receivable and a corresponding decrease in interest expense on loans payable and mortgage servicing fees during 1994 as compared to 1993. The January 1994 repayment of the Tudor Heights Apartments' first mortgage loan also contributed significantly to the decreases in interest income on loans receivable and mortgage servicing fees. In addition, a prepayment premium of $291,000 was received in January 1994 in connection with the Tudor Heights Apartments loan repayment.

The Partnership had the Stonegate Austin Mobile Home Park loan on non-accrual status at December 31, 1994, and this loan was repaid in March 1995. For non-accrual loans, income is recorded only as cash payments are received from the borrower. During 1994, the Partnership received cash payments of net interest income on this loan of approximately $187,000. The Partnership was entitled to receive approximately $239,000 of net interest income under the original terms of the loan agreement.

Operations of real estate held for sale represents the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1994, the Partnership was operating five properties. Original funds advanced by the Partnership totaled approximately $13,339,000 for these five real estate investments. Rental income increased at the Sherwood Acres Phases I and II and Cumberland Pines apartment complexes due to higher average occupancy levels and/or rental rates, and at the Parkway Distribution Center due to leasing activity during the latter part of 1993 which resulted in increased average occupancy levels. The cessation of interest expense on the Hollowbrook and Cumberland Pines apartment complexes' mortgage notes upon their repayment in 1994, and the 1993 sale of the 205 Armstrong Industrial/Office Park, which had operated at a loss, also contributed to improved operations. These events were the primary reasons for an increase in income from operations of real estate held for sale during 1994 as compared to 1993. However, higher property operating expenses (primarily insurance premiums) at the Sherwood Acres Phases I and II Apartments and the Parkway Distribution Center, partially offset these improvements.

The proceeds received from the 1993 and 1994 loan repayments were invested in short-term investments and were the primary reasons for the increase in funds available for short-term investments. This increase in invested funds generated higher interest income on short-term investments during 1994 as compared to 1993.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received. The Partnership received participation income on the Alzina Office Building loan during 1994 and 1993.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. No provision for potential losses was recognized during 1994 or 1993.

1993 Compared to 1992

---------------------

The Partnership had the Stonegate Austin Mobile Home Park loan on non-accrual status. During 1993, the Partnership received cash payments of net interest income on this loan of approximately $155,000. The Partnership was entitled to receive approximately $237,000 of net interest income under the original terms of the loan agreement.

In addition, the Pheasant Run Apartments and Arlington Lakeside Mobile Home Park loans were on non-accrual status until repayment in 1993. The decrease in interest income resulting from the May 1993 repayment of the Arlington Lakeside Mobile Home Park loan was partially offset by increases in the interest rates on the Alzina Office Building and Tudor Heights Apartments loans and additional cash flow payments received on the Pheasant Run Apartments and Stonegate Austin Mobile Home Park non-accrual loans during 1993.

The 205 Armstrong Industrial/Office Park was acquired through foreclosure during November 1992 and sold during July 1993. Consequently, the interest expense on the loan payable collateralized by this property was included within operations of real estate held for sale during the Partnership's period of ownership. This loan payable was repaid when the property was sold. In addition, since the Arlington Lakeside and the Pheasant Run wrap-around loans were repaid in May 1993 and October 1993, respectively, the Partnership no longer incurs interest expense on the related loans payable. As a result of these events, interest expense on loans payable decreased during 1993 as compared to 1992.

Higher repair and maintenance expenditures at the Sherwood Acres Phases I and II Apartments were the primary reasons for a decrease in income from operations of real estate held for sale during 1993 as compared to 1992. This decrease was partially offset by improved operations at the Cumberland Pines Apartments.

The proceeds received from the Arlington Lakeside and Pheasant Run loan repayments, the 205 Armstrong Industrial/Office Park sale and the Sherwood Acres Phases I and II mortgage loan refinancings, resulted in an increase in funds available for short-term investments. This caused an increase in interest income on short-term investments during 1993 as compared to 1992.

The Partnership received participation income on the Alzina Office Building loan during 1993 and 1992, and on the Pheasant Run Apartments loan during 1992.

During July 1993, the Partnership sold the 205 Armstrong Industrial/Office Park and recognized a gain on the sale of property.

During January 1992, the Partnership repaid the second mortgage note on the Cumberland Pines Apartments at a discount which resulted in an extraordinary gain for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased significantly as of December 31, 1994 when compared to December 31, 1993, due to the net proceeds received from the repayment of two loans receivable. The operating activities of the Partnership reflect the cash flow from operations of the properties, net cash flow from loans receivable and interest income on short-term investments, partially offset by administrative costs and the payment of the litigation settlement relating to the Interstate Office Building. The cash flow provided by operating activities during 1994 also reflects a prepayment premium and interest income due at maturity related to the Tudor Heights and North Arch Village Apartments loan repayments, respectively. The net cash flow from investing activities reflects the proceeds received from the repayments of the Tudor Heights and North Arch Village Apartments loans receivable. This net cash flow was partially used in financing activities to repay the North Arch Village Apartments underlying loan payable. Other financing activities included distributions to partners, including special distributions of Mortgage

Reductions to Limited Partners in April and July 1994, repurchases of Limited Partnership Interests, repayment of the Hollowbrook and Cumberland Pines apartment complexes' mortgage notes payable and principal payments on underlying and mortgage notes payable. A portion of the remaining cash reserves is being retained to meet future working capital needs of the Partnership, and a portion is expected to be distributed to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994 and 1993, the Cumberland Pines and Sherwood Acres
Phases I and II apartment complexes and Parkway Distribution Center generated positive cash flow. The Hollowbrook Apartments generated a marginal cash flow deficit during 1993, which was a result of low rental rates due to a weak rental market. An increase in rental rates and the cessation of debt service payments due to the February 1994 prepayment of the mortgage loan resulted in positive cash flow at this property during 1994. As of December 31, 1994, the occupancy rates of the Partnership's residential properties ranged from 90% to 98% and the occupancy rate of the Parkway Distribution Center was 97%.

The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans relating to its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans. In February 1994, the Partnership used working capital reserves to prepay the Hollowbrook Apartments' first mortgage loan. This mortgage loan was due to mature in December 1994, bore interest at 8.75% and had an outstanding balance of $1,105,658 at the time of the prepayment. Also, in June 1994, the Partnership used additional working capital reserves to prepay the Cumberland Pines Apartments' first mortgage loan. This loan was due to mature in February 1996, bore interest at 8.5% and had an outstanding balance of $2,263,894 at the time of prepayment.

In March 1995, the Partnership received $2,625,437 as payment in full on the Stonegate Austin wrap-around loan, from which the underlying loan of $943,416 was repaid. The amount received consists of the original funds advanced of $1,272,643, equity build-up related to principal payments of $183,941 made by the Partnership on the underlying loan and additional interest of $225,437. The funds advanced by the Partnership represent the difference between the original loan receivable balance of $2,400,000 and the original balance of the underlying loan of $1,127,357.

In March 1994, the Partnership received $3,369,762 as payment in full on the North Arch Village Apartments wrap-around loan, from which the underlying loan of $926,667 was repaid. The amount received consists of the original funds advanced of $940,258, equity build-up related to principal payments of $483,075 made by the Partnership on the underlying loan, accrued interest due at maturity of $943,117 and additional interest of $76,645. The funds advanced by the Partnership represent the difference between the original loan receivable balance of $2,350,000 and the original balance of the underlying loan of $1,409,742.

In January 1994, the Partnership received $10,064,858 as payment in full on the Tudor Heights Apartments first mortgage loan receivable. The amount received consists of the original funds advanced of $9,700,000, a prepayment premium of $291,000 and additional interest of $73,858. Additionally, $248,764 of interest income that had been accrued and included in the loan balance, was written off against the previously established allowance for potential loan losses.

A principal of the former owner of the Interstate Office Building commenced legal proceedings in 1990 against the Partnership alleging that it was entitled to recover from the Partnership approximately $630,000 representing the amount the former owner paid to the first mortgage holder as a principal reduction of the first mortgage loan. These payments had been made prior to the Partnership's foreclosure of the property and had increased the Partnership's equity in the wrap-around loan. In March 1993, a judgment of approximately $780,000 was entered against the Partnership, which included the amount sought plus accrued interest thereon. The Partnership appealed, but the judgment was upheld in September 1994. The judgment amount plus additional interest of $115,162 was paid during November 1994. A potential litigation loss of $780,000 was recognized by the Partnership in 1992 and was included in other liabilities on the balance sheet as of December 31, 1993. The payment of the additional $115,162 was written off in 1994 against the allowance for potential loan losses.

In January 1995, the Partnership paid a distribution of $425,050 ($5.00 per Interest) to the holders of Limited Partnership Interests, $35,421 to the General Partner and $11,807 to the Early Investment Incentive Fund, representing the quarterly distribution of available Cash Flow for the fourth quarter of 1994. The quarterly distributions totaling $20 per Interest made from Cash Flow decreased from $21.25 per Interest for 1993 and $29.75 per Interest for 1992. In addition, the Partnership made special distributions of $62.50 per Interest in 1994 from Mortgage Reductions generated from loan repayments and property sales. The Partnership expects to distribute a portion of its current Mortgage Reductions to Limited Partners in 1995 and reserve the remaining portion for working capital purposes. To date, Limited Partners have received distributions totaling $1,258.50 per $1,000 Interest, of which $888.50 represents Cash Flow from operations and $370.00 represents a return of Original Capital. The Partnership expects to continue making cash distributions; however, the level of such future distributions will be dependent upon the Cash Flow generated by the receipts of mortgage payments and property cash flow, less payments on the mortgage loans and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During 1994, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 981 Interests from Limited Partners at a cost of $432,537.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to some of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                      OFFICERS
     -----                                      --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Mortgage Advisors, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership         52          Less than 1%
           Interests

Relatives and affiliates of the officers and partners of the General Partner own one Limited Partnership Interest.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a, b) See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)
(1 & 2) Financial Statements: See Index to Financial Statements in this Form
10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership and Amended and Restated Certificate of Limited Partnership, previously filed as Exhibits 3(a) and 3(b) to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated May 7, 1981 (Registration No. 2-70841), are incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-II


                         By:  /s/Allan Wood
                              ------------------------
                             Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors,
                              the General Partner

Date: March 30, 1995
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
-------------------------------------------------------       ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
 /s/Thomas E. Meador     Advisors, the General Partner       March 30, 1995
--------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and
                         Financial Officer) of Balcor
                         Mortgage Advisors, the General
    /s/Allan Wood        Partner                             March 30, 1995
--------------------                                         --------------
     Allan Wood

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors-II:

We have audited the accompanying balance sheets of Balcor Pension Investors-II (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-II at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                                                           ERNST & YOUNG LLP


Chicago, Illinois
March 20, 1995

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                         December 31, 1994 and 1993



                                    ASSETS

                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $  7,699,482   $  4,415,435
Cash and cash equivalents - Early
  Investment Incentive Fund                         38,238          2,333
Escrow deposits                                     54,394         89,056
Escrow deposits - restricted                        81,159        219,979
Accounts and accrued interest receivable           231,857        411,977
Deferred expenses, net of accumulated
  amortization of $144,398 in 1994 and
  $81,400 in 1993                                  202,784        245,549
                                              -------------  -------------
                                                 8,307,914      5,384,329
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - wrap-around
    and first mortgages                         13,724,000     26,965,881
Less:
  Loans payable - underlying mortgages           4,702,002      6,169,121
  Allowance for potential loan losses            2,602,517      4,166,443
                                              -------------  -------------
Net investment in loans receivable               6,419,481     16,630,317
Real estate held for sale (net of
  allowance of $1,200,000 in 1994)              26,712,075     27,808,381
                                              -------------  -------------
                                                33,131,556     44,438,698
                                              -------------  -------------
                                              $ 41,439,470   $ 49,823,027
                                              =============  =============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $    108,456   $    133,141
Due to affiliates                                   83,050         37,131
Other liabilities                                  182,715      1,152,046
Mortgage notes payable                          12,296,687     15,862,096
                                              -------------  -------------
    Total liabilities                           12,670,908     17,184,414
                                              -------------  -------------
Partners' capital (85,010 Limited
  Partnership Interests issued)                 32,956,803     36,394,317

Less Interests held by Early Investment
  Incentive Fund (5,877 in 1994 and
  4,896 in 1993)                                (4,188,241)    (3,755,704)
                                              -------------  -------------
                                                28,768,562     32,638,613
                                              -------------  -------------
                                              $ 41,439,470   $ 49,823,027
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-II
                      (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1994, 1993 and 1992



                                    Partners' Capital (Deficit) Accounts
                               -------------------------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                               -------------  -------------  -------------

Balance at December 31, 1991   $ 33,962,419   $ (1,247,970)  $ 35,210,389

Repurchase of 417 Limited
  Partnership Interests            (196,218)                     (196,218)
Cash distributions (A)           (2,612,497)      (210,754)    (2,401,743)

Net income for the year
  ended December 31, 1992            51,158          3,837         47,321
                               -------------  -------------  -------------
Balance at December 31, 1992     31,204,862     (1,454,887)    32,659,749

Repurchase of 320 Limited
  Partnership Interests            (149,803)                     (149,803)
Cash distributions (A)           (1,857,706)      (150,539)    (1,707,167)

Net income for the year
  ended December 31, 1993         3,441,260        258,095      3,183,165
                               -------------  -------------  -------------
Balance at December 31, 1993     32,638,613     (1,347,331)    33,985,944

Repurchase of 981 Limited
  Partnership Interests            (432,537)                     (432,537)
Cash distributions (A)           (6,734,204)      (141,684)    (6,592,520)

Net income for the year
  ended December 31, 1994         3,296,690        247,252      3,049,438
                               -------------  -------------  -------------
Balance at December 31, 1994   $ 28,768,562   $ (1,241,763)  $ 30,010,325
                               =============  =============  =============






(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                    1994           1993           1992
                               -------------  -------------   ------------

             First Quarter     $       5.00   $       6.25   $      11.00
             Second Quarter           47.50           5.00           6.25
             Third Quarter            25.00           5.00           6.25
             Fourth Quarter            5.00           5.00           6.25



  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992



                                    1994           1993           1992
                               -------------  -------------  -------------
Income:
  Interest on loans
    receivable                 $  1,991,074   $  3,655,279   $  3,715,772
  Less interest on loans
    payable - underlying
    mortgages                       466,076        817,331      1,037,770
                               -------------  -------------  -------------
  Net interest income on loans    1,524,998      2,837,948      2,678,002

  Income from operations of
    real estate held for sale     1,344,513        884,256        988,302
  Interest on short-term
    investments                     441,103         99,164         73,385
  Participation income              223,610        221,337        228,063
  Prepayment premium                291,000
                               -------------  -------------  -------------
    Total income                  3,825,224      4,042,705      3,967,752
                               -------------  -------------  -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate, accrued interest
    receivable and litigation                                   3,780,000
  Mortgage servicing fees            16,416         43,503         48,067
  Administrative                    512,118        557,942        587,273
                               -------------  -------------  -------------
    Total expenses                  528,534        601,445      4,415,340
                               -------------  -------------  -------------
Income (loss) before
  extraordinary item              3,296,690      3,441,260       (447,588)

Extraordinary item:
  Discount on repayment of
    mortgage note payable                                         498,746
                               -------------  -------------  -------------
Net income                     $  3,296,690   $  3,441,260   $     51,158
                               =============  =============  =============
Income (loss) before
  extraordinary item allocated
  to General Partner           $    247,252   $    258,095   $    (33,569)
                               =============  =============  =============
Income (loss) before
  extraordinary item allocated
  to Limited Partners          $  3,049,438   $  3,183,165   $   (414,019)
                               =============  =============  =============
Income (loss) before
  extraordinary item per
  average number of Limited
  Partnership Interests
  outstanding (79,768 in 1994,
  80,308 in 1993 and 80,680
  in 1992)                     $      38.23   $      39.64   $      (5.12)
                               =============  =============  =============
Extraordinary item allocated to
  General Partner                       None           None  $     37,406
                               =============  =============  =============

Extraordinary item allocated to
  Limited Partners                      None           None  $    461,340
                               =============  =============  =============
Extraordinary item per average
  number of Limited Partnership
  Interests outstanding (79,768
  in 1994, 80,308 in 1993 and
  80,680 in 1992)                       None           None  $       5.71
                               =============  =============  =============
Net income allocated to General
  Partner                      $    247,252   $    258,095   $      3,837
                               =============  =============  =============
Net income allocated to Limited
  Partners                     $  3,049,438   $  3,183,165   $     47,321
                               =============  =============  =============
Net income per average number
  of Limited Partnership
  Interests outstanding (79,768
  in 1994, 80,308 in 1993 and
  80,680 in 1992)              $      38.23   $      39.64   $       0.59
                               =============  =============  =============


  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992


                                    1994           1993           1992
                               -------------  -------------  -------------
Operating activities:
  Net income                   $  3,296,690   $  3,441,260   $     51,158
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for potential
        losses on loans, real
        estate, accrued
        interest receivable and
        litigation                                              3,780,000
      Gain on sale of real
        estate                                     (23,175)
      Discount on repayment of
        mortgage note payable                                    (498,746)
      Accrued interest income
        due at maturity                           (201,428)      (205,976)
      Collection of interest
        income due at maturity      943,117
      Amortization of deferred
        expenses                     62,998        107,608         75,955
      Payment of deferred
        interest expense on
        mortgage notes payable                    (817,179)
      Settlement of litigation     (895,162)
      Net change in:
        Escrow deposits              34,662        205,248        (42,484)
        Escrow deposits -
          restricted                138,820         (4,886)       (12,246)
        Accounts and accrued
          interest receivable       180,120         50,512       (173,939)
        Accounts payable            (24,685)      (227,350)       233,323
        Due to affiliates            45,919         (1,492)       (12,503)
        Accrued liabilities                        (76,186)       (61,619)
        Other liabilities          (189,331)        27,784         25,022
                               -------------  -------------  -------------
  Net cash provided by
    operating activities          3,593,148      2,480,716      3,157,945
                               -------------  -------------  -------------

Investing activities:
  Collection of principal on
    loans receivable             12,050,000      4,008,636
  Improvements to real estate      (103,694)      (402,894)      (263,704)
  Proceeds from sales
    of real estate                                 775,000      2,025,000
  Costs incurred in connection
    with sales of real estate                      (48,825)      (120,969)
  Costs incurred in connection
    with the acquisition of
    real estate held for sale                                    (140,178)
                               -------------  -------------  -------------
  Net cash provided by
    investing activities         11,946,306      4,331,917      1,500,149
                               -------------  -------------  -------------

Financing activities:

  Distributions to Limited
    Partners                     (6,592,520)    (1,707,167)    (2,401,743)
  Distributions to General
    Partner                        (141,684)      (150,539)      (210,754)
  (Increase) decrease in
    cash and cash equivalents -
    Early Investment Incentive
    Fund                            (35,905)         1,772           (777)
  Repurchase of Limited
    Partnership Interests          (432,537)      (149,803)      (196,218)
  Principal payments on
    underlying loans payable       (540,452)      (517,384)      (569,905)
  Repayment of underlying
    loan payable                   (926,667)
  Principal payments on
    mortgage notes payable         (195,857)      (328,678)      (249,619)
  Proceeds from refinancing of
    mortgage notes payable                      11,625,000
  Repayments of mortgage
    notes payable                (3,369,552)   (12,613,709)    (2,479,299)
  Payment of deferred expenses      (20,233)      (312,019)       (49,165)
                               -------------  -------------  -------------
  Net cash used in
    financing activities        (12,255,407)    (4,152,527)    (6,157,480)
                               -------------  -------------  -------------

Net change in cash and
  cash equivalents                3,284,047      2,660,106     (1,499,386)
Cash and cash equivalents at
  beginning of year               4,415,435      1,755,329      3,254,715
                               -------------   ------------   ------------
Cash and cash equivalents at
  end of year                  $  7,699,482   $  4,415,435   $  1,755,329
                               =============  =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument, which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligation. The underlying mortgage obligation is recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lender only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

(b) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate owned is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Allowances are recorded through charges to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of impairment are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations.

When the General Partner believes the likelihood of foreclosure is more than remote, a loss provision is recorded if the loan balance exceeds the estimated fair value of the collateral property less costs of disposal. Upon foreclosure, actual losses are charged to the allowance and the fair value of the property is transferred to real estate held for sale. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of a property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value.

(d) Deferred expenses consist of loan financing fees which are amortized on a straight-line basis over the term of the loan and leasing commissions which are amortized on a straight-line basis over the terms of the leases to which they relate.

(e) The Partnership records repurchases of Interests by the Early Investment Incentive Fund as a reduction of Partners' Capital (see Note 2). Cash and cash equivalents not yet utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(f) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) A reclassification has been made to the previously reported 1993 financial statements to conform with the classification used in 1994. This reclassification has not changed the 1993 results.

2. Partnership Agreement:

The Partnership was organized on January 23, 1981. The Partnership Agreement provides for Balcor Mortgage Advisors to be the General Partner and for the admission of Limited Partners through the sale of Limited Partnership Interests at $1,000 per Interest, 85,010 of which were sold on or prior to March 15, 1982, the termination date of the offering.

For financial statement purposes, profits and losses are allocated 92.5% to the Limited Partners, of which 2.5% relates to the Early Investment Incentive Fund, and 7.5% to the General Partner.

To the extent that Cash Flow is distributed, distributions will be made as follows: (i) 90% of such Cash Flow will be distributed to the Limited Partners,
(ii) 7.5% of such Cash Flow will be distributed to the General Partner, and
(iii) 2.5% of such Cash Flow will be set aside in the Early Investment Incentive Fund ("Fund") for payment on dissolution of the Partnership to certain Early Investors if necessary for them to receive a return of their Original Capital plus a 22% Cumulative Return. Amounts, if any, remaining in the Fund after the Early Investors have received such return will be distributed 90% to all Limited Partners and 10% to the General Partner.

Amounts placed in the Fund may, at the sole discretion of the General Partner and subject to certain limitations, be used to repurchase Interests from existing Limited Partners. During 1994, the Fund repurchased 981 Interests at a cost of $432,537. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund.

3. Investment in Loans Receivable:

(A) The Alzina Office Building wrap-around loan receivable which was funded in 1982 has a balance of $11,324,000 at December 31, 1994 and 1993. Current monthly payments of $122,677 are due representing an interest rate of 13%. The loan matures in 1997. The Partnership may receive additional payments from the borrower representing participation in the operating results of the collateral property which exceeded specified levels and a share of appreciation in the collateral property upon repayment or refinancing. The underlying loan payable has a balance of $3,752,438 at December 31, 1994. Current monthly payments of $70,999 are due representing an interest rate of 8.75%. The loan matures in 2000.

(B) The Stonegate Austin Mobile Home Park wrap-around loan receivable which was funded in 1982 has a balance of $2,400,000 at December 31, 1994 and 1993. This loan is hereinafter referred to as an impaired loan since it was previously modified and placed on non-accrual status. There is no allowance related to this loan at December 31, 1994. The loan was scheduled to mature in 1996; however, the borrower repaid the loan in full during March 1995 as described in
Note 5 of Notes to Financial Statements. The underlying loan payable has a balance of $949,564 at December 31, 1994.

Net interest income relating to impaired loans would have been $239,000 in 1994, $548,000 in 1993 and $561,000 in 1992. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to $187,000 (cash and accrual basis) in 1994, $401,000 in 1993 and $360,000 in
1992.

4. Allowance for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowance for losses on loans and real estate held for sale during the three years ended December 31, 1994 is described in the table below.

                                    1994          1993          1992
                                ------------  -----------    -----------

     Loans:
       Balance at beginning of
       year                     $ 4,166,443   $ 5,817,625    $ 3,183,160
      Provision charged to
       income                    (1,200,000)                   2,634,465
      Charge-off of losses         (363,926)   (1,651,182)
                                ------------  -----------    -----------
      Balance at the end of
       the year                 $ 2,602,517   $ 4,166,443    $ 5,817,625
                                ===========   ===========    ===========

      Real Estate Held for Sale:
      Balance at beginning of
       year                            None          None    $ 7,946,000
      Provision charged to
       income                     1,200,000                      365,535
      Charge-off of losses                                    (8,311,535)
                                -----------   -----------    ------------
      Balance at the end of
       the year                 $ 1,200,000          None           None
                                ===========   ===========    ===========

Included in the 1992 charge-off of losses are amounts reflecting the Partnership's adoption of Statement of Position 92-3, "Accounting for Foreclosed Assets" which required the Partnership to adjust the carrying amounts of its real estate held for sale to the lower of fair value of the asset less estimated costs to sell, or the cost of the asset. This change had no effect on the results of operations of the Partnership in 1992 since the Partnership had previously recorded these allowances to reflect declines in the value of the real estate and loans.

5. Loan Receivable Repayments:

(a) In March 1995, the Partnership received $2,625,437 as payment in full on the Stonegate Austin wrap-around loan, from which the underlying loan of $943,416 was repaid. The face amount of the loan was $2,400,000. The amount received consists of the net receivable of $1,456,584 and additional interest of $225,437.

(b) In March 1994, the Partnership received $3,369,762 as payment in full on the North Arch Village Apartments' wrap-around loan, from which the underlying loan of $926,667 was repaid. The amount received consists of the face amount of the loan of $2,350,000, accrued interest due at maturity of $943,117 and additional interest of $76,645.

(c) In January 1994, the Partnership received $10,064,858 as payment in full on the Tudor Heights Apartments' first mortgage loan. The amount received consists of the face amount of the loan of $9,700,000, a prepayment premium of $291,000 and additional interest of $73,858. Additionally, $248,764 of interest income that had been accrued and included in the loan balance, was written off against the previously established allowance for potential loan losses.

(d) In October 1993, the Partnership received $1,562,387 as payment in full on the Pheasant Run Apartments' wrap-around loan. The amount received consists of $1,541,280, representing the Partnership's carrying value of the loan of $3,858,636, net of the underlying mortgage payable of $2,317,356, and $21,107 of additional interest.

(e) In May 1993, the Partnership accepted a discounted repayment of the

Arlington Lakeside Mobile Home Park wrap-around loan and received $150,000. The Partnership recognized a loss of $1,651,182 in 1993, which was written off against the previously established allowance for potential losses. This write-off consisted of the wrap-around loan receivable balance of $2,729,900 and related receivables and escrows of $9,125, net of the underlying mortgage payable balance of $1,087,843.

6. Mortgage Notes Payable:

The mortgage notes payable at December 31, 1994, and 1993 consist of the following:

                     Carrying    Carrying             Current
                     Amount of   Amount of   Current  Inter-   Final  Estimated
                     Notes at    Notes at    Monthly    est  Maturity  Balloon
    Property         12/31/94    12/31/93   Payments   Rate    Date    Payment
---------------      ---------   --------   --------  ------ -------- ---------

Real estate held for sale:
--------------------------
Apartments:
Cumberland Pines(A)             $2,310,525
Hollowbrook (A)                  1,110,719
Sherwood Acres
  Phase I (B)       $5,752,081   5,791,268   $48,155   9.33%   2001  $5,321,000
Sherwood Acres
  Phase II (B)       5,752,081   5,791,268    48,155   9.33%   2001   5,321,000

Industrial Park:
Parkway Distri-
  bution Center        792,525     858,316    12,043   9.50%   2000     278,000
                   ----------- -----------
  Total            $12,296,687 $15,862,096
                   =========== ===========

(A) In 1994, the Partnership used working capital reserves to prepay this mortgage loan.

(B) In May 1993, these loans were refinanced, resulting in the Partnership obtaining two new mortgage loans, each in the original amount of $5,812,500. For the Phase I loan, the interest rate decreased from 9.75% to 9.33%, the maturity date was extended from June 1994 to June 2001 and the monthly payments decreased from $50,690 to $48,155. For the Phase II loan, the interest rate decreased from 9.5% to 9.33%, the maturity date was extended from March 1995 to June 2001, and the monthly payments increased from $40,400 to $48,155. The Partnership used a portion of the proceeds from the new mortgage loans to repay the existing mortgage loans totaling $9,992,465 and deferred interest expense thereon of $817,179.

Real estate held for sale with an aggregate carrying value of $19,269,065 at December 31, 1994 was pledged as collateral for repayment of mortgage loans.

During the years ended December 31, 1994, 1993 and 1992, the Partnership incurred interest expense of $1,282,001, $1,478,624 and $1,566,970 and paid interest of $1,282,001, $2,295,803 and $1,624,338, respectively.

The Partnership's loans described above require current monthly payments of principal and interest, and approximate principal maturities during each of the next five years are as follows:

                         1995          $   158,000
                         1996              174,000
                         1997              191,000
                         1998              210,000
                         1999              230,000

7. Real Estate Held for Sale:

The Partnership acquired the 205 Armstrong Industrial/Office Park through foreclosure in 1992 and recorded its cost at $1,384,989. This amount represented the outstanding loan balances plus accrued interest receivable. In addition, the Partnership increased the basis by $140,178 for certain other net receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosure. At the date of foreclosure, the property was transferred to real estate held for sale at its fair value, net of allowances previously recorded. This property was subsequently sold in 1993.

8. Property Sales:

During 1993 and 1992, the Partnership sold the 205 Armstrong Industrial/Office Park and the Broadway Business Center in all cash sales for $775,000 and $2,025,000, respectively. From the proceeds of the sales, the Partnership paid $303,888 and $1,379,299 in full satisfaction of the properties' first mortgage loans, respectively. The basis of these properties totalled $703,000 and $4,216,399. For financial statement purposes, the Partnership recognized a gain of $23,175 on the sale of 205 Armstrong. The Partnership had previously established an allowance for potential losses related to Broadway Business Center, against which its remaining net investment of $2,312,368 was written off in 1992.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------
Mortgage servicing fees   $15,231  $1,185 $ 47,355    None $ 48,235 $ 3,852
Property management fees  235,885    None  243,053 $20,495  245,041  19,027
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             70,948  31,360   60,624   5,052   78,912   6,013
    Data processing        33,480   7,511   24,303   5,219   26,605   2,159
    Investor communica-
      tions                13,488   6,530   11,344     945   28,010   2,134
    Legal                   4,142   6,218    5,425     452   14,620   1,114
    Portfolio management   42,771  24,417   38,895   3,241   43,931   3,347
    Other                  20,377   5,829   20,715   1,727   15,314     977


Allegiance Realty Group, Inc., an affiliate of the General Partner, managed four of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $73,320, $48,327 and $49,849 for 1994, 1993 and 1992, respectively.

10. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with third party management companies. These management agreements provide for annual fees of 5% of gross operating revenue for the residential properties, and for a monthly fee equal to the greater of
(i) 3% of gross operating receipts or (ii) $2,500 plus leasing commissions earned, for Parkway Distribution Center.

11. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determination of the merits have been made. Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse effect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

12. Settlement of Litigation:

A principal of the former owner of the Interstate Office Building commenced legal proceedings in 1990 against the Partnership alleging that it was entitled to recover from the Partnership approximately $630,000 representing the amount the former owner paid to the first mortgage holder as a principal reduction of the first mortgage loan. These payments had been made prior to the Partnership's foreclosure of the property and had increased the Partnership's equity in the wrap-around loan. In March 1993, a judgment of approximately $780,000 was entered against the Partnership, which includes the amount sought plus accrued interest thereon. The Partnership appealed, but the judgment was upheld in September 1994. The judgment amount plus additional interest of $115,162 was paid during November 1994. A potential litigation loss of $780,000 was recognized by the Partnership in 1992 and was included in other liabilities on the balance sheet at December 31, 1993. The payment of the additional $115,162 was written off against the allowance for potential loan losses.

13. Extraordinary Item:

The Cumberland Pines Apartments' second mortgage note matured in 1991 and the lender agreed to accept $1,200,000 in full satisfaction of all principal and interest due. The outstanding principal and accrued interest due at the date of the agreement was $1,698,746. In December 1991, the Partnership paid $100,000 which was applied against the accrued interest due to the lender and the remaining balance of $1,100,000 was paid in January 1992 and applied against the principal balance. The Partnership recognized an extraordinary gain of $498,746 in 1992 in connection with the discount received on the repayment of the mortgage note and accrued interest thereon.

14. Subsequent Event:

In January 1995, the Partnership made a distribution of $425,050, ($5.00 per Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution of available Cash Flow for the fourth quarter of 1994.