Form 10-Q
period 1995-03-31
BALCOR PENSION INVESTORS II
filed 1995-05-10
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-10225
                       -------

                          BALCOR PENSION INVESTORS-II
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                     36-3114027
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
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

                                 BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                  (UNAUDITED)


                                   ASSETS
                                                1995             1994
                                           --------------   --------------
Cash and cash equivalents                  $  10,104,019    $   7,699,482
Cash and cash equivalents - Early
  Investment Incentive Fund                       80,341           38,238
Escrow deposits                                   88,809           54,394
Escrow deposits - restricted                                       81,159
Accounts and accrued interest receivable         270,531          231,857
Deferred expenses, net of accumulated
  amortization of $158,098 in 1995 and
  $144,398 in 1994                               189,084          202,784
                                           --------------   --------------
                                              10,732,784        8,307,914
                                           --------------   --------------
Investment in loans receivable:
  Wrap-around loans receivable                11,324,000       13,724,000
Less:
  Loans payable - underlying mortgages         3,664,395        4,702,002
  Allowance for potential loan losses          2,602,517        2,602,517
                                           --------------   --------------
Net investment in loans receivable             5,057,088        6,419,481

Real estate held for sale (net of
  allowance of $1,200,000)                    26,712,075       26,712,075
                                           --------------   --------------
                                              31,769,163       33,131,556
                                           --------------   --------------
                                           $  42,501,947    $  41,439,470
                                           ==============   ==============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     150,226    $     108,456
Due to affiliates                                120,220           83,050
Other liabilities                                260,969          182,715
Mortgage notes payable                        12,258,485       12,296,687
                                           --------------   --------------
    Total liabilities                         12,789,900       12,670,908
                                           --------------   --------------
Partners' capital (85,010 Limited
  Partnership Interests issued)               33,900,288       32,956,803

Less Interests held by Early Investment
  Incentive Fund (5,877 in 1995 and 1994)     (4,188,241)      (4,188,241)
                                           --------------   --------------
                                              29,712,047       28,768,562
                                           --------------   --------------
                                           $  42,501,947    $  41,439,470
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-II
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                   for the quarters ended March 31, 1995 and 1994
                                 (UNAUDITED)


                                                1995             1994
                                           --------------   --------------
Income:
  Interest on loans receivable             $     666,540    $     666,862
  Less interest on loans payable -
    underlying mortgages                          93,747          135,722
                                           --------------   --------------
  Net interest income on loans                   572,793          531,140
  Income from operations of real
    estate held for sale                         516,319          275,751
  Interest on short-term investments             127,870           87,937
  Participation income                           240,377          223,610
  Prepayment premium                                              291,000
                                           --------------   --------------
    Total income                               1,457,359        1,409,438
                                           --------------   --------------
Expenses:
  Administrative                                  82,007          117,258
                                           --------------   --------------
    Total expenses                                82,007          117,258
                                           --------------   --------------
Net income                                 $   1,375,352    $   1,292,180
                                           ==============   ==============
Net income allocated to General Partner    $     103,151    $      96,914
                                           ==============   ==============
Net income allocated to Limited Partners   $   1,272,201    $   1,195,266
                                           ==============   ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (79,133 in 1995 and 80,114 in 1994)      $       16.08    $       14.92
                                           ==============   ==============
Distribution to General Partner            $      35,421    $      35,421
                                           ==============   ==============
Distribution to Limited Partners           $     396,446    $     400,552
                                           ==============   ==============
Distribution per Limited Partnership
  Interest outstanding                     $        5.00    $        5.00
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-II
                        (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   for the quarters ended March 31, 1995 and 1994
                                   (UNAUDITED)

                                                1995             1994
                                           --------------   --------------
Operating activities:
  Net income                               $   1,375,352    $   1,292,180
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Collection of interest income due
        at maturity                                               943,117
      Amortization of deferred expenses           13,700           17,292
      Net change in:
        Escrow deposits                          (34,415)         (38,005)
        Escrow deposits - restricted              81,159          140,383
        Accounts and accrued interest
          receivable                             (38,674)         (43,765)
        Accounts payable                          41,770          (39,070)
        Due to affiliates                         37,170           53,667
        Other liabilities                         78,254          (85,424)
                                           --------------   --------------
  Net cash provided by operating activities    1,554,316        2,240,375
                                           --------------   --------------
Investing activities:
  Collection of principal on loans
    receivable                                 2,400,000       12,050,000
  Improvements to real estate                                     (50,848)
                                           --------------   --------------
  Net cash provided by investing
    activities                                 2,400,000       11,999,152
                                           --------------   --------------
Financing activities:
  Distribution to Limited Partners              (396,446)        (400,552)
  Distribution to General Partner                (35,421)         (35,421)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund              (42,103)         (35,570)
  Principal payments on underlying
    loans payable                                (94,191)        (144,128)
  Repayment of underlying loan
    payable                                     (943,416)        (926,667)
  Principal payments on mortgage
    notes payable                                (38,202)         (62,322)
  Repayment of mortgage note payable                           (1,105,658)
                                           --------------   --------------
  Net cash used in financing activities       (1,549,779)      (2,710,318)
                                           --------------   --------------

Net change in cash and cash equivalents        2,404,537       11,529,209
Cash and cash equivalents at beginning
  of year                                      7,699,482        4,415,435
                                           --------------   --------------
Cash and cash equivalents at end of period $  10,104,019    $  15,944,644
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 statements, including a reclassification of mortgage servicing fees to administrative expenses. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable on properties owned by the Partnership of $286,859 and $351,042 and paid interest expense of $280,585 and $344,330, respectively.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 were:


                                        Paid       Payable
                                     -----------   --------

    Mortgage servicing fees             $ 3,555  $    988
    Reimbursement of expenses to
      the General Partner, at cost         None   119,232

4. Subsequent Event:

In April 1995, the Partnership made a distribution of $2,550,300 ($30.00 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995. This distribution includes a regular quarterly distribution of $5.00 per Interest from Cash Flow and a special distribution of $25.00 per Interest from Mortgage Reductions received in connection with the Tudor Heights and North Arch Village mortgage loan repayments.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. In addition, proceeds from prior loan repayments were used to fund three additional mortgage loans. As of March 31, 1995, the Partnership is operating five properties acquired through foreclosure and has one loan outstanding in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

Improved operations at four of the Partnership's properties and additional interest income received with the March 1995 prepayment of the Stonegate Austin wrap-around loan were partially offset by decreased interest income and the receipt of a prepayment premium related to two loan repayments in 1994. These events resulted in an increase in net income during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

The repayments of the Tudor Heights Apartments' first mortgage loan and the North Arch Village Apartments' wrap-around loan in January and March 1994, respectively, resulted in a decrease in interest income on loans receivable during the quarter ended March 31, 1995 as compared to the same period in 1994. This decrease was offset by additional interest income received in conjunction with the repayment of the Stonegate Austin wrap-around loan in March 1995. In addition, the North Arch Village and Stonegate Austin loan repayments resulted in a decrease in interest expense on loans payable during the quarter ended March 31, 1995 as compared to the same period in 1994. Also, a prepayment premium of $291,000 was received in January 1994 in connection with the Tudor Heights Apartments loan repayment.

Operations of real estate held for sale represents the net operations of those properties acquired by the Partnership through foreclosure. At March 31, 1995, the Partnership was operating five properties. Original funds advanced by the Partnership totaled approximately $13,339,000 for these five real estate investments. Higher rental income due to higher average occupancy levels and rental rates at most of the properties, as well as lower repair and maintenance expenditures at the Sherwood Acres - Phases I and II Apartments, were the primary reasons for the increase in income from operations of real estate held for sale during the quarter ended March 31, 1995 as compared to the same period in 1994. The cessation of interest expense on the Hollowbrook and Cumberland Pines apartment complexes' mortgage notes upon repayment of the loans in 1994 also contributed to the increase. Decreased rental income as a result of lower rental rates on new leases at the Parkway Distribution Center partially offset these increases.

The proceeds received from loan repayments were invested in short-term investments, resulting in an increase in average funds available for short-term investments. This increase in invested funds, combined with higher interest rates, generated higher interest income on short-term investments during the quarter ended March 31, 1995 as compared to the same period in 1994.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount, which participation income is reflected in the accompanying Statements of Income and Expenses when received. The Partnership received participation income on the Alzina Office Building loan during the quarters ended March 31, 1995 and 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. No provision for potential losses was recognized during the quarters ended March 31, 1995 and 1994.

Legal fees incurred in 1994 relating to the Interstate Office Building litigation resulted in a decrease in administrative expenses during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased as of March 31, 1995 when compared to December 31, 1994 due to the net proceeds received from the repayment of the Stonegate Austin loan in March 1995. The operating activities of the Partnership reflect the cash flow from operations of the properties, net cash flow from loans receivable and interest income on short-term investments, partially offset by administrative costs. The net cash flow from investing activities reflects the proceeds received from the repayment of the Stonegate Austin loan. This net cash flow was partially used in financing activities to repay the related underlying loan payable. Other financing activities included distributions to partners and principal payments on underlying and mortgage notes payable. In April 1995, the Partnership made a special distribution of proceeds received in connection with the 1994 loan repayments, as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1995 and 1994, the Cumberland Pines, Hollowbrook and Sherwood Acres Phases I and II apartment complexes generated positive cash flow. The Parkway Distribution Center generated a marginal cash flow deficit during the quarter ended March 31, 1995 compared to positive cash flow during the same period in 1994 due to lower rental rates on new leases. As of March 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 97% to 99% and the occupancy rate of the Parkway Distribution Center was 96%.

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

In March 1995, the Partnership received $2,625,437 as payment in full on the Stonegate Austin wrap-around loan, from which the underlying loan of $943,416 was repaid. The net amount received consists of the original funds advanced of $1,272,643, equity build-up related to principal payments of $183,941 made by the Partnership on the underlying loan and additional interest of $225,437. The funds advanced by the Partnership represent the difference between the original loan receivable balance of $2,400,000 and the original balance of the underlying loan of $1,127,357.

In April 1995, the Partnership paid a distribution of $2,550,300 ($30.00 per Interest) to the holders of Limited Partnership Interests, $35,421 to the General Partner and $11,807 to the Early Investment Incentive Fund, for the first quarter of 1995. This distribution includes a regular distribution of $5.00 per Interest from Cash Flow and a special distribution of $25.00 from Mortgage Reductions received in connection with mortgage loan repayments. The level of the regular distribution is consistent with the amount distributed to Limited Partners for the previous quarter. To date, Limited Partners have received distributions totaling $1,288.50 per $1,000 Interest, of which $893.50 represents Cash Flow from operations and $395.00 represents a return of Original Capital. The Partnership expects to continue making cash distributions; however, the level of such future distributions will be dependent upon the Cash Flow generated by the receipt of mortgage payments and property cash flow, less payments on the mortgage loans and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/ Brian Parker
                                  ----------------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors, the
                                  General Partner


Date: May 10, 1995
      -------------------------------