Form 10-Q
period 1995-06-30
BALCOR PENSION INVESTORS II
filed 1995-08-09
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-10225
                       -------

                          BALCOR PENSION INVESTORS-II
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Illinois                                     36-3114027
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Ilinois                                      60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                                BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                 (UNAUDITED)

                                  ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  7,874,738    $  7,699,482
Cash and cash equivalents - early
  Investment Incentive Fund                        38,942          38,238
Escrow deposits                                   211,352          54,394
Escrow deposits - restricted                                       81,159
Accounts and accrued interest receivable          395,441         219,814
Prepaid expenses                                   61,024          12,043
Deferred expenses, net of accumulated
  amortization of $170,517 in 1995 and
  $144,398 in 1994                                176,665         202,784
                                             -------------   -------------
                                                8,758,162       8,307,914
                                             -------------   -------------
Investment in loans receivable:
  Wrap-around loans receivable                 11,324,000      13,724,000
Less:
  Loans payable - underlying mortgages          3,485,344       4,702,002
  Allowance for potential loan losses           2,602,517       2,602,517
                                             -------------   -------------
Net investment in loans receivable              5,236,139       6,419,481

Real estate held for sale (net of              26,774,247      26,712,075
  allowance of $1,200,000)                   -------------   -------------
                                               32,010,386      33,131,556
                                             -------------   -------------
                                             $ 40,768,548    $ 41,439,470
                                             =============   =============

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    169,793    $    108,456
Due to affiliates                                   7,317          83,050
Accrued liabilities, principally
  real estate taxes                               187,104
Other liabilities                                  98,369         182,715
Mortgage notes payable                         12,213,329      12,296,687
                                             -------------   -------------
    Total liabilities                          12,675,912      12,670,908
                                             -------------   -------------
Partners' capital (85,010 Limited
  Partnership Interests issued)                32,513,561      32,956,803

Less Interests held by Early Investment
  Incentive Fund (6,442 in 1995 and
  5,877 in 1994)                               (4,420,925)     (4,188,241)
                                             -------------   -------------
                                               28,092,636      28,768,562
                                             -------------   -------------
                                             $ 40,768,548    $ 41,439,470
                                             =============   =============


  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                   for the six months ended June 30, 1995 and 1994
                                (UNAUDITED)

                                                  1995            1994
                                             -------------   -------------
Income:
  Interest on loans receivable               $  1,034,742    $  1,108,266
  Less interest on loans payable -
    underlying mortgages                          171,969         248,723
                                             -------------   -------------
  Net interest income on loans                    862,773         859,543
  Income from operations of real estate
    held for sale                               1,229,500         622,374
  Interest on short-term investments              252,691         227,863
  Participation income                            240,377         223,610
  Prepayment premium                                              291,000
                                             -------------   -------------
    Total income                                2,585,341       2,224,390
                                             -------------   -------------
Expenses:
  Administrative                                  187,284         262,596
                                             -------------   -------------
    Total expenses                                187,284         262,596
                                             -------------   -------------
Net income                                   $  2,398,057    $  1,961,794
                                             =============   =============
Net income allocated to General Partner      $    179,854    $    147,135
                                             =============   =============
Net income allocated to Limited Partners     $  2,218,203    $  1,814,659
                                             =============   =============
Net income per average number of Limited
  Partnership Interests outstanding
  (79,130 in 1995 and 80,091 in 1994)        $      28.03    $      22.66
                                             =============   =============
Distributions to General Partner             $     70,842    $     70,842
                                             =============   =============
Distributions to Limited Partners            $  2,770,457    $  4,205,992
                                             =============   =============
Distributions per Limited Partnership
  Interest outstanding                       $      35.00    $      52.50
                                             =============   =============





  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                   for the quarters ended June 30, 1995 and 1994
                                (UNAUDITED)

                                                  1995            1994
                                             -------------   -------------
Income:
  Interest on loans receivable               $    368,202    $    441,404
  Less interest on loans payable -
    underlying mortgages                           78,222         113,001
                                             -------------   -------------
  Net interest income on loans                    289,980         328,403
  Income from operations of real estate
    held for sale                                 713,181         346,623
  Interest on short-term investments              124,821         139,926
                                             -------------   -------------
    Total income                                1,127,982         814,952
                                             -------------   -------------
Expenses:
  Administrative                                  105,277         145,338
                                             -------------   -------------
    Total expenses                                105,277         145,338
                                             -------------   -------------
Net income                                   $  1,022,705    $    669,614
                                             =============   =============
Net income allocated to General Partner      $     76,703    $     50,221
                                             =============   =============
Net income allocated to Limited Partners     $    946,002    $    619,393
                                             =============   =============
Net income per average number of Limited
  Partnership Interests outstanding
  (79,126 in 1995 and 80,068 in 1994)        $      11.95    $       7.74
                                             =============   =============
Distribution to General Partner              $     35,421    $     35,421
                                             =============   =============
Distribution to Limited Partners             $  2,374,011    $  3,805,440
                                             =============   =============
Distribution per Limited Partnership
  Interest outstanding                       $      30.00    $      47.50
                                             =============   =============






  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                   for the six months ended June 30, 1995 and 1994
                                  (UNAUDITED)

                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net income                                 $  2,398,057    $  1,961,794
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Collection of interest income due
        at maturity                                               943,117
      Amortization of deferred expenses            26,119          32,563
      Net change in:
        Escrow deposits                          (156,958)       (134,710)
        Escrow deposits - restricted               81,159         139,915
        Accounts and accrued interest
          receivable                             (175,627)         98,714
        Prepaid expenses                          (48,981)
        Accounts payable                           61,337         (35,559)
        Due to affiliates                         (75,733)         89,705
        Accrued liabilities                       187,104         184,791
        Other liabilities                         (84,346)       (172,394)
                                             -------------   -------------
  Net cash provided by operating activities     2,212,131       3,107,936
                                             -------------   -------------
Investing activities:
  Collection of principal on
    loans receivable                            2,400,000      12,050,000
  Improvements to real estate                     (62,172)        (81,510)
                                             -------------   -------------
  Net cash provided by investing activities     2,337,828      11,968,490
                                             -------------   -------------
Financing activities:
  Distributions to Limited Partners            (2,770,457)     (4,205,992)
  Distributions to General Partner                (70,842)        (70,842)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund                  (704)        (70,362)
  Repurchase of Limited Partnership Interests    (232,684)       (210,098)
  Principal payments on underlying loans
    payable                                      (273,242)       (273,353)
  Repayment of underlying loan payable           (943,416)       (926,667)
  Principal payments on mortgage notes payable    (83,358)       (122,086)
  Repayment of mortgage notes payable                          (3,369,552)
  Payment of deferred expenses                                    (20,233)
                                             -------------   -------------
  Net cash used in financing activities        (4,374,703)     (9,269,185)
                                             -------------   -------------
Net change in cash and cash equivalents           175,256       5,807,241
Cash and cash equivalents at beginning of year  7,699,482       4,415,435
                                             -------------   -------------
Cash and cash equivalents at end of period   $  7,874,738    $ 10,222,676
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 statements, including a reclassification of mortgage servicing fees to administrative expenses. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable on properties owned by the Partnership of $572,813 and $705,650 and paid interest expense of $572,533 and $705,650 respectively.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 were:

                                            Paid
                                     --------------------
                                     Six Months   Quarter     Payable
                                     -----------  --------    ---------
   Mortgage servicing fees            $  6,382   $  2,827    $    920
   Reimbursement of expenses to
     the General Partner, at cost:     151,791    151,791       6,397

4. Subsequent Event:

In July 1995, the Partnership made a distribution of $5,370,936 ($63.18 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995. This distribution includes a regular quarterly distribution of $5.00 per Interest from Cash Flow, a special distribution of $42.00 per Interest from Cash Flow reserves and a special distribution of $16.18 per Interest from Mortgage Reductions received in connection with the Stonegate Austin mortgage loan repayment.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. In addition, proceeds from prior loan repayments were used to fund three additional mortgage loans. As of June 30, 1995, the Partnership is operating five properties acquired through foreclosure and has one loan outstanding in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Improved operations at all of the Partnership's properties resulted in an increase in net income during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The Partnership also received additional interest income related to the March 1995 prepayment of the Stonegate Austin Mobile Home Park wrap-around loan. These increases in income were partially offset by decreased interest income and the receipt of a prepayment premium related to two loan repayments during the first quarter of 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The repayments of the Tudor Heights Apartments first mortgage loan and the North Arch Village Apartments wrap-around loan in January and March 1994, respectively, resulted in a decrease in interest income on loans receivable during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. This decrease was partially offset by additional interest income received in conjunction with the repayment of the Stonegate Austin Mobile Home Park wrap-around loan in March 1995. In addition, the North Arch Village and Stonegate Austin loan repayments resulted in a decrease in interest expense on loans payable during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Also, a prepayment premium of $291,000 was received in January 1994 in connection with the Tudor Heights loan repayment.

Operations of real estate held for sale represents the net operations of those properties acquired by the Partnership through foreclosure. At June 30, 1995, the Partnership was operating five properties. Original funds advanced by the Partnership total approximately $13,339,000 for these five real estate investments. Higher rental income due to higher average occupancy levels and rental rates at all of the properties, as well as lower repair and maintenance expenditures at the Sherwood Acres - Phases I and II Apartments, were the primary reasons for the increase in income from operations of real estate held for sale during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The cessation of interest expense on the Hollowbrook and Cumberland Pines apartment complexes' mortgage notes upon repayment of the loans in 1994 also contributed to the increase.

A special distribution was made in April 1995 from the proceeds received in connection with the Tudor Heights and North Arch Village mortgage loan repayments. Prior to this distribution, these proceeds, along with proceeds received in connection with the Stonegate Austin loan repayment, were invested in short-term investments. As a result of these events, interest income on short-term investments increased during the six months ended June 30, 1995, but decreased during the quarter ended June 30, 1995 as compared to the same periods in 1994.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. This participation income is reflected in the accompanying Statements of Income and Expenses when received. The Partnership received participation income on the Alzina Office Building loan during the six months ended June 30, 1995 and 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. No provision for potential losses was recognized during the six months ended June 30, 1995 and 1994.

Legal fees incurred in 1994 relating to the Interstate Office Building litigation, as well as lower data processing fees, resulted in a decrease in administrative expenses during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased slightly as of June 30, 1995 when compared to December 31, 1994. The operating activities of the Partnership reflect the cash flow from operations of the properties, net cash flow from loans receivable and interest income on short-term investments, which was partially offset by administrative costs. The net cash flow from investing activities reflects the proceeds received from the repayment of the Stonegate Austin loan. This net cash flow was partially used in financing activities to repay the related underlying loan payable. Other financing activities include distributions to partners and principal payments on underlying and mortgage notes payable. In July 1995, the Partnership made a special distribution in connection with the 1995 loan repayment, as described below.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, all five of the Partnership's properties generated positive cash flow. As of June 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 96% to 98% and the occupancy rate of the Parkway Distribution Center was 94%.

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

In March 1995, the Partnership received $2,625,437 as payment in full on the Stonegate Austin Mobile Home Park wrap-around loan, from which the underlying loan of $943,416 was repaid. The net amount received consists of the original funds advanced of $1,272,643, equity build-up related to principal payments of $183,941 made by the Partnership on the underlying loan and additional interest of $225,437. The funds advanced by the Partnership represent the difference between the original loan receivable balance of $2,400,000 and the original balance of the underlying loan of $1,127,357.

In July 1995, the Partnership paid a distribution of $5,370,936 ($63.18 per Interest) to the holders of Limited Partnership Interests, $332,956 to the General Partner and $110,985 to the Early Investment Incentive Fund, for the second quarter of 1995. This distribution includes a regular distribution of $5.00 per Interest from Cash Flow, a special distribution of $42.00 from Cash Flow reserves and a special distribution of $16.18 from Mortgage Reductions received in connection with the Stonegate Austin mortgage loan repayment. The level of the regular distribution is consistent with the amount distributed to Limited Partners for the previous quarter. To date, Limited Partners have received distributions totaling $1,351.68 per $1,000 Interest, of which $940.50 represents Cash Flow from operations and $411.18 represents a return of Original Capital. The Partnership expects to continue making cash distributions; however, the level of such future distributions will be dependent upon the Cash Flow generated by the receipt of mortgage payments and property cash flow, less payments on the mortgage loans and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the six months ended June 30, 1995, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 565 Interests from Limited Partners at a cost of $232,684.

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian Parker
                                  ----------------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors, the
                                  General Partner



Date: August 9, 1995
      -------------------------------