Form 10-Q
period 1995-09-30
BALCOR PENSION INVESTORS II
filed 1995-11-13
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-10225
                       -------

                          BALCOR PENSION INVESTORS-II
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Illinois                                     36-3114027
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                      60015
----------------------------------------            -------------------
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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  2,978,616    $  7,699,482
Cash and cash equivalents - Early Investment
  Incentive Fund                                  385,875          38,238
Escrow deposits                                   136,644          54,394
Escrow deposits - restricted                                       81,159
Accounts and accrued interest receivable          244,300         219,814
Prepaid expenses                                  151,720          12,043
Deferred expenses, net of accumulated
  amortization of $182,933 in 1995
  and $144,398 in 1994                            164,249         202,784
                                             -------------   -------------
                                                4,061,404       8,307,914
                                             -------------   -------------
Investment in loans receivable:
  Wrap-around loans receivable                 11,324,000      13,724,000
Less:
  Loans Payable - underlying mortgages          3,393,848       4,702,002
  Allowance for potential loan losses           2,602,517       2,602,517
                                             -------------   -------------
Net investment in loans receivable              5,327,635       6,419,481
Real estate held for sale (net of allowance
  of $1,200,000)                               26,806,785      26,712,075
                                             -------------   -------------
                                               32,134,420      33,131,556
                                             -------------   -------------
                                             $ 36,195,824    $ 41,439,470
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    119,133    $    108,456
Due to affiliates                                  22,112          83,050
Accrued liabilities, principally
  real estate taxes                               255,711
Other liabilities                                 159,560         182,715
Mortgage notes payable                         12,179,343      12,296,687
                                             -------------   -------------
     Total liabilities                         12,735,859      12,670,908
                                             -------------   -------------
Partners' capital (85,010 Limited
  Partnership Interests issued)                28,056,216      32,956,803
Less Interests held by Early Investment
  Incentive Fund (6,943 in 1995
  and 5,877 in 1994)                           (4,596,251)     (4,188,241)
                                             -------------   -------------
                                               23,459,965      28,768,562
                                             -------------   -------------
                                             $ 36,195,824    $ 41,439,470
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Interest on loans receivable               $  1,402,772    $  1,549,670
  Less interest on loans payable -
    underlying mortgages                          247,221         358,862
                                             -------------   -------------
  Net interest income on loans                  1,155,551       1,190,808
  Income from operations of real estate
    held for sale                               1,804,085         981,765
  Interest on short-term investments              312,726         332,622
  Participation income                            240,377         223,610
  Prepayment premium                                              291,000
                                             -------------   -------------
    Total income                                3,512,739       3,019,805
                                             -------------   -------------
Expenses:
  Administrative                                  275,087         428,960
                                             -------------   -------------
    Total expenses                                275,087         428,960
                                             -------------   -------------
Net income                                   $  3,237,652    $  2,590,845
                                             =============   =============
Net income allocated to General Partner      $    242,824    $    194,313
                                             =============   =============
Net income allocated to Limited Partners     $  2,994,828    $  2,396,532
                                             =============   =============
Net income per average number of
  Limited Partnership Interests outstanding
  (78,939 in 1995 and 79,930 in 1994)        $      37.94    $      29.98
                                             =============   =============
Distributions to General Partner             $    403,798    $    160,263
                                             =============   =============
Distributions to Limited Partners            $  7,734,441    $  6,197,330
                                             =============   =============
Distributions per Limited Partnership
  Interest outstanding                       $      98.18    $      77.50
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995            1994
Income:                                      -------------   -------------
  Interest on loans receivable               $    368,030    $    441,404
  Less interest on loans payable -
    underlying mortgages                           75,252         110,139
                                             -------------   -------------
  Net interest income on loans                    292,778         331,265
  Income from operations of real estate
    held for sale                                 574,585         359,391
  Interest on short-term investments               60,035         104,759
                                             -------------   -------------
    Total income                                  927,398         795,415
                                             -------------   -------------
Expenses:
  Administrative                                   87,803         166,364
                                             -------------   -------------
    Total expenses                                 87,803         166,364
                                             -------------   -------------
Net income                                   $    839,595    $    629,051
                                             =============   =============
Net income allocated to General Partner      $     62,970    $     47,178
                                             =============   =============
Net income allocated to Limited Partners     $    776,625    $    581,873
                                             =============   =============
Net income per average number of
  Limited Partnership Interests outstanding
  (78,563 in 1995 and 79,613 in 1994)        $       9.91    $       7.30
                                             =============   =============
Distribution to General Partner              $    332,956    $     35,421
                                             =============   =============
Distribution to Limited Partners             $  4,963,984    $  1,991,338
                                             =============   =============
Distribution per Limited Partnership
  Interest outstanding                       $      63.18    $      25.00
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                             -------------   -------------
Operating activities:
  Net income                                 $  3,237,652    $  2,590,845
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Collection of interest income
        due at maturity                                           943,117
      Amortization of deferred expenses            38,535          47,833
      Net change in:
        Escrow deposits                           (82,250)       (110,622)
        Escrow deposits - restricted               81,159         139,399
        Accounts and accrued interest
          receivable                              (24,486)        135,811
        Prepaid expenses                         (139,677)
        Accounts payable                           10,677         (15,593)
        Due to affiliates                         (60,938)         59,543
        Accrued liabilities                       255,711         281,145
        Other liabilities                         (23,155)       (178,121)
                                             -------------   -------------
  Net cash provided by operating activities     3,293,228       3,893,357
                                             -------------   -------------
Investing activities:
  Collection of principal on
    loans receivable                            2,400,000      12,050,000
  Improvements to real estate                     (94,710)       (103,694)
                                             -------------   -------------
  Net cash provided by investing activities     2,305,290      11,946,306
                                             -------------   -------------
Financing activities:
  Distributions to Limited Partners            (7,734,441)     (6,197,330)
  Distributions to General Partner               (403,798)       (106,263)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund              (347,637)        (61,517)
  Repurchase of Limited Partnership
    Interests                                    (408,010)       (365,715)
  Principal payments on underlying
    loans payable                                (364,738)       (405,440)
  Repayment of underlying loan payable           (943,416)       (926,667)
  Principal payments on mortgage
    notes payable                                (117,344)       (158,539)
  Repayment of mortgage notes payable                          (3,369,552)
  Payment of deferred expenses                                    (20,233)
                                             -------------   -------------
  Net cash used in financing activities       (10,319,384)    (11,611,256)
                                             -------------   -------------
Net change in cash and cash equivalents        (4,720,866)      4,228,407
Cash and cash equivalents
  at beginning of year                          7,699,482       4,415,435
                                             -------------   -------------
Cash and cash equivalents at end of period   $  2,978,616    $  8,643,842
                                             =============   =============

   The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 statements, including a reclassification of mortgage servicing fees to administrative expenses. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable on properties owned by the Partnership of $857,839 and $994,258 and paid interest expense of $851,565 and $994,258, respectively.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 were:

                                             Paid
                                    -----------------------
                                    Nine Months    Quarter    Payable
                                    ------------  ---------  ---------
   Mortgage servicing fees             $  9,142    $2,760     $   920
   Reimbursement of expenses to
   the General Partner, at cost:        161,397     9,606      21,192

4. Subsequent Event:

In October 1995, the Partnership made a distribution of $425,050 ($5.00 per Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution of available Cash Flow for the third quarter of 1995.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. In addition, proceeds from prior loan repayments were used to fund three additional mortgage loans. As of September 30, 1995, the Partnership is operating five properties acquired through foreclosure and has one loan outstanding in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Improved operations at all of the Partnership's properties resulted in an increase in net income during the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the nine months and quarters ended September 30, 1995 and 1994.

The repayments of the Tudor Heights Apartments first mortgage loan and the North Arch Village Apartments wrap-around loan in January and March 1994, respectively, resulted in a decrease in interest income on loans receivable during 1995 as compared to 1994. This decrease was partially offset by additional interest income received in conjunction with the repayment of the Stonegate Austin Mobile Home Park wrap-around loan in March 1995. In addition, the North Arch Village and Stonegate Austin loan repayments resulted in a decrease in interest expense on loans payable during 1995 as compared to 1994. Also, a prepayment premium of $291,000 was received in January 1994 in connection with the Tudor Heights loan repayment.

Operations of real estate held for sale represents the net operations of those properties acquired by the Partnership through foreclosure. At September 30, 1995, the Partnership was operating five properties. Original funds advanced by the Partnership total approximately $13,339,000 for these five real estate investments. Higher rental income due to higher average occupancy levels and rental rates at all of the properties, as well as lower repair and maintenance expenditures at the Sherwood Acres - Phases I and II Apartments, were the primary reasons for the increase in income from operations of real estate held for sale during 1995 as compared to 1994. In addition, a refund relating to

1994 taxes was received in June 1995 from the local taxing authority at the Parkway Distribution Center. This refund, combined with lower real estate taxes during 1995 at the Parkway Distribution Center and the cessation of interest expense on the Cumberland Pines Apartment's mortgage note upon repayment of the loan in 1994, also contributed to the increase.

A special distribution was made in April 1995 from the proceeds received in connection with the Tudor Heights and North Arch Village mortgage loan repayments. Prior to this distribution, these proceeds were invested in short-term investments. As a result interest income on short-term investments decreased during 1995 as compared to 1994.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. This participation income is reflected in the accompanying Statements of Income and Expenses when received. The Partnership received participation income on the Alzina Office Building loan during the nine months ended September 30, 1995 and 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. No provision for potential losses was recognized during the nine months ended September 30, 1995 and 1994.

Legal fees incurred in 1994 relating to the Interstate Office Building litigation resulted in a decrease in administrative expenses during 1995 as compared to 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of September 30, 1995 when compared to December 31, 1994 primarily due to a special distribution to Limited Partners in July 1995. The Partnership generated cash flow from the operation of its properties and the receipt of interest income on its loans receivable, and also received proceeds from the net repayment of the Stonegate Austin loan. These proceeds, along with cash reserves, were used to fund distributions to the Limited Partners.

The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1995 and 1994, all five of the Partnership's properties generated positive cash flow.

As of September 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 92% to 97% and the occupancy rate of the Parkway Distribution Center was 98%. Many rental markets continue to remain extremely competitive. Therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans relating to its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

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

In October 1995, the Partnership paid a distribution of $425,050 ($5.00 per Interest) to the holders of Limited Partnership Interests, $35,421 to the General Partner and $11,807 to the Early Investment Incentive Fund, representing the quarterly distribution of available Cash Flow for the third quarter of 1995. The level of the regular distribution is consistent with the amount distributed to Limited Partners for the previous quarter. Including the October 1995 distribution, Limited Partners have received distributions totaling $1,356.68 per $1,000 Interest, of which $945.50 represents Cash Flow from operations and $411.18 represents a return of Original Capital. The Partnership expects to continue making cash distributions; however, the level of such future distributions will be dependent upon the Cash Flow generated by the receipt of mortgage payments and property cash flow, less payments on the mortgage loans and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the nine months ended September 30, 1995, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 1,066 Interests from Limited Partners at a cost of $408,010.

The Partnership is in its liquidation phase. The Partnership's remaining loan collateralized by the Alzina Office Building matures in June 1997. The Partnership expects to begin the disposition of its remaining assets in 1996 and complete the disposition by the end of 1997.

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit 4(a) to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated May 7, 1981 (Registration No. 2-70841) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-10225) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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


Date: November 10, 1995
      -------------------------------