Form 10-K
period 1995-12-31
BALCOR PENSION INVESTORS II
filed 1996-03-29
CIK 350845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-10225
                       -------

                          BALCOR PENSION INVESTORS-II
             -----------------------------------------------------
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

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
----------------

Balcor Pension Investors-II (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $85,010,000 from sales of Limited Partnership Interests. The Registrant's original operations consisted of investing in wrap-around mortgage loans and, to a lesser extent, investing in other junior mortgage loans and first mortgage loans. The Registrant also currently operates five properties acquired through foreclosure. All information included in this report relates to this industry segment.

The Registrant originally funded thirty-three loans. A portion of Mortgage Reductions generated by repayments was reinvested in three additional loans, a portion was added to the Registrant's working capital reserves, and the remainder was distributed to the Limited Partners. As a result of the repayments, foreclosures, and write-offs of thirty-five loans, the Registrant has one loan in its portfolio as of December 31, 1995. Thirteen properties were acquired through foreclosure and the Registrant has disposed of eight of these properties, leaving five properties in its portfolio as of December 31, 1995. See Item 2. Properties for additional information.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The Registrant has one remaining mortgage loan and five remaining properties. The Registrant is now in its liquidation stage. The General Partner's strategy is to sell or otherwise dispose of all assets by the end of 1997. The timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and other unforeseen events. Proceeds will be distributed to Limited Partners upon the sale or disposition of the remaining assets.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in December 1995 which tender offer expired on January 29, 1996. The tender offer was made by Equity Resource Bay Fund ("Equity Resources"). Equity Resources stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Equity Resources acquired 1.53% of the total interests outstanding in the Registrant. The Registrant incurred administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of any future tender offers will have on the operations or management of the Registrant.

During 1995, the Registrant received a repayment of the Stonegate Austin wrap-around loan. See Item 7. Liquidity and Capital Resources for additional information.

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

As of December 31, 1995, the Registrant owns the five properties described below:

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

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates are the defendants. The complaint alleges violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants subsequently filed a counterclaim asserting claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover for damage to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Upon the defendants' motion, the Court ordered plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court for costs incurred with the class certification motion, which amounts continue to be outstanding.

In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification, which was denied in December 1994. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Item 7. Liquidity and Capital Resources, below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 5,873.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------

Total income        $4,965,565  $5,025,224  $4,042,705  $3,967,752  $4,010,269
Recovery of losses
  on loans, real
  estate and
  accrued interest
  receivable           700,000   1,200,000        None        None        None
Provision for
  losses on loans,
  real estate and
  accrued interest
  receivable           700,000   1,200,000        None   3,780,000   2,750,000
Income (loss) before
  extraordinary item 3,911,624   3,296,690   3,441,260    (447,588)    603,502
Net income           3,911,624   3,296,690   3,441,260      51,158     603,502
Net income per
  average number of
  Limited Partner-
  ship Interests
  outstanding            46.12       38.23       39.64         .59        6.87
Total assets        36,089,582  41,439,470  49,823,027  50,793,577  53,449,613
Mortgage notes
  payable           12,138,360  12,296,687  15,862,096  17,179,483  17,882,039
Distributions per
  Limited Partner-
  ship Interest(A)      103.18       82.50       21.25       29.75       47.50

(A)These amounts include distributions of original capital of $41.18, $62.50 and $3.50 per Limited Partnership Interest for the years 1995, 1994 and 1991, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Operations continued to improve at all of the properties owned by Balcor Pension Investors-II (the "Partnership") and resulted in an increase in net income during 1995 as compared to 1994. The receipt of a prepayment premium during 1994 in connection with the Tudor Heights loan prepayment partially offset this increase. The decrease in net interest income on loans receivable during 1994 due to repayments of several loans was partially offset by improved operations at most of the Partnership's properties, additional interest income on short-term investments, and the receipt of the loan prepayment premium. As a result, net income decreased slightly in 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

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

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. At December 31, 1995, the Partnership was operating five properties. Original funds advanced by the Partnership total approximately $13,339,000 for these properties. Higher rental income due to higher average occupancy levels and rental rates at all of the properties, as well as lower repair and maintenance expenditures at the Hollowbrook and Sherwood Acres - Phases I and II apartment complexes, were the primary reasons for the increase in income from operations of real estate held for sale during 1995 as compared to 1994. In addition, refunds relating to prior years' taxes were received during 1995 from the local taxing authorities at the Parkway Distribution Center and the Hollowbrook Apartments. These refunds, combined with lower real estate taxes during 1995 at the Parkway Distribution Center and the Hollowbrook Apartments and the cessation of interest expense on the Cumberland Pines Apartment's mortgage note upon repayment of the loan in 1994, also contributed to the increase.

A special distribution to Limited Partners was made in April 1995 from the proceeds received in connection with the Tudor Heights and North Arch Village mortgage loan repayments. Prior to this distribution, these proceeds were invested in short-term investments. As a result interest income on short-term investments decreased during 1995 as compared to 1994.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property collateralizing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income was recognized during 1995 and 1994 in connection with the Alzina Office Building loan.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $700,000 and a recovery of $1,200,000 in 1995 and 1994, respectively, related to its loans. In addition, during 1995 and 1994, respectively, the Partnership recognized a recovery of $700,000 and a provision of $1,200,000 related to the Partnership's real estate held for sale to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio.

Legal fees incurred in 1994 relating to the Interstate Office Building litigation resulted in a decrease in administrative expenses during 1995 as compared to 1994.

1994 Compared to 1993
---------------------

The repayments of the Pheasant Run and North Arch Village apartment complexes' wrap-around loans in October 1993 and March 1994, respectively, resulted in a decrease in interest income on loans receivable and a corresponding decrease in interest expense on loans payable and mortgage servicing fees during 1994 as compared to 1993. The January 1994 repayment of the Tudor Heights Apartments' first mortgage loan also contributed significantly to the decreases in interest income on loans receivable.

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

At December 31, 1994, the Partnership was operating five properties. Rental income increased at the Sherwood Acres Phases I and II and Cumberland Pines apartment complexes due to higher average occupancy levels and/or rental rates, and at the Parkway Distribution Center due to leasing activity during the latter part of 1993 which resulted in increased average occupancy levels. The cessation of interest expense on the Hollowbrook and Cumberland Pines apartment complexes' mortgage notes upon their repayment in 1994, and the 1993 sale of the 205 Armstrong Industrial/Office Park, which had operated at a loss, also contributed to improved operations. These events were the primary reasons for an increase in income from operations of real estate held for sale during 1994 as compared to 1993. However, higher property operating expenses (primarily insurance premiums) at the Sherwood Acres Phases I and II Apartments and the Parkway Distribution Center, partially offset these improvements.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1995 as compared to December 31, 1994 primarily due to special distributions to Limited Partners in April 1995 and July 1995. The operating activities of the Partnership reflect the cash flow from operations of the properties, net cash flow from loans receivable and interest income on short-term investments, partially offset by administrative costs. The net cash flow from investing activities primarily reflects the proceeds received from the repayment of the Stonegate Austin Mobile Home Park loan. The proceeds from the repayment were partially used in the Partnership's financing activities to repay the Stonegate Austin underlying loan payable. Other financing activities included distributions to Partners, repurchases of Limited Partnership Interests and principal payments on underlying and mortgage notes payable.

The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, all five of the Partnership's properties generated positive cash flow.

As of December 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 95% to 98% except for the Sherwood Acres Phase I and II Apartments which had an occupancy rate of 89%. The occupancy rate of the Parkway Distribution Center was 99%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The Partnership has one remaining mortgage loan and five remaining properties. The Partnership is now in its liquidation stage. The General Partner's strategy is to sell or otherwise dispose of all assets by the end of 1997. Proceeds will be distributed to Limited Partners upon the sale or disposition of the remaining assets.

In March 1995, the Partnership received $2,625,437 as payment in full on the Stonegate Austin Mobile Home Park wrap-around loan, from which the underlying first mortgage loan of $943,416 was repaid. The net amount received consists of the original funds advanced of $1,272,643, equity buildup related to principal payments of $183,941 made by the Partnership on the underlying loan and additional interest of $225,437. The funds advanced by the Partnership represent the difference between the original loan receivable balance of $2,400,000 and the original balance of the underlying loan of $1,127,357.

The Partnership made four distributions totaling $103.18, $82.50 and $21.25 per Interest in each of 1995, 1994 and 1993, respectively, see Statement of Partners' Capital for additional information. Distributions were comprised of $62.00 of Cash Flow and $41.18 of Mortgage Reductions in 1995, $20.00 of Cash Flow and $62.50 of Mortgage Reductions in 1994 and $21.25 of Cash Flow in 1993. The distributions of Mortgage Reductions in 1995 and 1994 resulted from loan repayments and property sales. Cash Flow distributions increased between 1995 and 1994 due to the payment of a special distribution of $42.00 per Interest from Cash Flow reserves in July 1995. Cash Flow distributions decreased between 1994 and 1993 due to reduced Cash Flow resulting from loan repayments and the acquisition of properties through foreclosure for which the Partnership used Cash Flow reserves to fund initial operating deficits.

In January 1996, the Partnership paid a distribution of $510,060 ($6.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the fourth quarter of 1995. Including the January 1996 distribution, Limited Partners have received distributions totaling $1,362.68 per $1,000 Interest. Of this amount $951.50 represents Cash Flow for operations and $411.18 represents a return of Original Capital. In January 1996, the Partnership also paid $42,505 to the General Partner as its distributive share of Cash Flow distributed for the fourth quarter of 1995 and made a contribution to the Early Investment Incentive Fund in the amount of $14,168. The Partnership expects to continue making cash distributions; however, the level of such future distributions will be dependent upon the Cash Flow generated by the receipt of mortgage payments and property cash flow, less payments on the mortgage loans and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During 1995, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 1,433 Interests from Limited Partners for a cost of $537,463.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a, b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

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

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-10225) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 0-10225).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-II


                         By: /s/Brian D. Parker
                             ------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Mortgage Advisors,
                             the General Partner

Date: March 28, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
-------------------------------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors, the General Partner      March 28, 1996
--------------------                                        --------------
  Thomas E. Meador
                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Mortgage Advisors, the
 /s/Brian D. Parker      General Partner                    March 28, 1996
--------------------                                        --------------
  Brian D. Parker

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors-II:

We have audited the accompanying balance sheet of Balcor Pension Investors-II (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-II at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.






                                             COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 23, 1996

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-II:

We have audited the accompanying balance sheet of Balcor Pension Investors-II (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-II at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                                        ERNST & YOUNG LLP





Chicago, Illinois
March 20, 1995

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  2,901,014    $  7,699,482
Cash and cash equivalents - Early Investment
  Incentive Fund                                  308,993          38,238
Escrow deposits                                   113,962          54,394
Escrow deposits - restricted                                       81,159
Accounts and accrued interest receivable          250,265         219,814
Prepaid expenses                                   77,752          12,043
Deferred expenses, net of accumulated
  amortization of $195,352 in 1995
  and $144,398 in 1994                            151,830         202,784
                                             -------------   -------------
                                                3,803,816       8,307,914
                                             -------------   -------------
Investment in loans receivable:
  Wrap-around loans receivable                 11,324,000      13,724,000
Less:
  Loans payable - underlying mortgages          3,254,087       4,702,002
  Allowance for potential loan losses           3,302,517       2,602,517
                                             -------------   -------------
Net investment in loans receivable              4,767,396       6,419,481
Real estate held for sale (net of allowance
  of $500,000 in 1995 and $1,200,000 in 1994)  27,518,370      26,712,075
                                             -------------   -------------
                                               32,285,766      33,131,556
                                             -------------   -------------
                                             $ 36,089,582    $ 41,439,470
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    197,880    $    108,456
Due to affiliates                                  19,370          83,050
Other liabilities                                 154,471         182,715
Mortgage notes payable                         12,138,360      12,296,687
                                             -------------   -------------
     Total liabilities                         12,510,081      12,670,908
                                             -------------   -------------
Limited Partners' capital (85,010
  Interests issued)                            29,692,815      34,198,566
Less Interests held by Early Investment
  Incentive Fund (7,310 in 1995
  and 5,877 in 1994)                           (4,725,704)     (4,188,241)
                                             -------------   -------------
                                               24,967,111      30,010,325
General Partner's deficit                      (1,387,610)     (1,241,763)
                                             -------------   -------------
     Total partners' capital                   23,579,501      28,768,562
                                             -------------   -------------
                                             $ 36,089,582    $ 41,439,470
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993



                             Partners' Capital (Deficit) Accounts
                             -------------  --------------  --------------
                                                General         Limited
                                 Total          Partner         Partners
                             -------------  --------------  --------------

Balance at December 31, 1992 $ 31,204,862   $  (1,454,887)  $  32,659,749

Repurchase of 320 Limited
  Partnership Interests          (149,803)                       (149,803)
Cash Distributions (A)         (1,857,706)       (150,539)     (1,707,167)

Net income for the year
  ended December 31, 1993       3,441,260         258,095       3,183,165
                             -------------  --------------  --------------
Balance at December 31, 1993   32,638,613      (1,347,331)     33,985,944

Repurchase of 981 Limited
  Partnership Interests          (432,537)                       (432,537)
Cash distributions (A)         (6,734,204)       (141,684)     (6,592,520)

Net income for the year
  ended December 31,1994        3,296,690         247,252       3,049,438
                             -------------  --------------  --------------
Balance at December 31, 1994   28,768,562      (1,241,763)     30,010,325

Repurchase of 1,433 Limited
  Partnership Interests          (537,463)                       (537,463)
Cash distributions (A)         (8,563,222)       (439,219)     (8,124,003)

Net income for the year
  ended December 31, 1995       3,911,624         293,372       3,618,252
                             -------------  --------------  --------------
Balance at December 31, 1995 $ 23,579,501   $  (1,387,610)  $  24,967,111
                             =============  ==============  ==============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                  1995            1994            1993
                             -------------  --------------  --------------

            First Quarter    $       5.00   $        5.00   $        6.25
            Second Quarter          30.00           47.50            5.00
            Third Quarter           63.18           25.00            5.00
            Fourth Quarter           5.00            5.00            5.00

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                  1995            1994            1993
                             -------------  --------------  --------------
Income:
  Interest on loans
    receivable               $  1,770,802   $   1,991,074   $   3,655,279
  Less interest on loans
    payable - underlying
    mortgages                     319,438         466,076         817,331
                             -------------  --------------  --------------
  Net interest income on
    loans                       1,451,364       1,524,998       2,837,948
  Income from operations
    of real estate held
    for sale                    2,215,579       1,344,513         884,256
  Interest on short-term
    investments                   358,245         441,103          99,164
  Participation income            240,377         223,610         221,337
  Prepayment premium                              291,000
  Recovery of losses on loans,
    real estate and accrued
    interest receivable           700,000       1,200,000
                             -------------  --------------  --------------
    Total income                4,965,565       5,025,224       4,042,705
                             -------------  --------------  --------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable           700,000       1,200,000
  Administrative                  353,941         528,534         601,445
                             -------------  --------------  --------------
                                1,053,941       1,728,534         601,445
                             -------------  --------------  --------------
Net income                   $  3,911,624   $   3,296,690   $   3,441,260
                             =============  ==============  ==============
Net income allocated to
  General Partner            $    293,372   $     247,252   $     258,095
                             =============  ==============  ==============
Net income allocated to
  Limited Partners           $  3,618,252   $   3,049,438   $   3,183,165
                             =============  ==============  ==============
Net income per average
  number of Limited
  Partnership Interests
  outstanding (78,453 in
  1995, 79,768 in 1994 and
  80,308 in 1993)            $      46.12   $       38.23   $       39.64
                             =============  ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                  1995            1994            1993
                             -------------  --------------  --------------
Operating activities:
  Net income                 $  3,911,624   $   3,296,690   $   3,441,260
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Gain on sale of real
        estate                                                    (23,175)
      Recovery of losses on
        loans, real estate
        and accrued interest
        receivable               (700,000)     (1,200,000)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable       700,000       1,200,000
      Accrued interest
        income due at
        maturity                                                 (201,428)
      Collection of
        interest income
        due at maturity                           943,117
      Amortization of
        deferred expenses          50,954          62,998         107,608
      Payment of deferred
        interest expense
        on mortgage notes
        payable                                                  (817,179)
      Settlement of
        litigation                               (895,162)
      Net change in:
        Escrow deposits           (59,568)         34,662         205,248
        Escrow deposits -
          restricted               81,159         138,820          (4,886)
        Accounts and
          accrued interest
          receivable              (30,451)        192,163          50,512
        Prepaid expenses          (65,709)        (12,043)
        Accounts payable           89,424         (24,685)       (227,350)
        Due to affiliates         (63,680)         45,919          (1,492)
        Accrued liabilities                                       (76,186)
        Other liabilities         (28,244)       (189,331)         27,784
                             -------------  --------------  --------------
  Net cash provided by
    operating activities        3,885,509       3,593,148       2,480,716
                             -------------  --------------  --------------
Investing activities:
  Collection of principal
    on loans receivable         2,400,000      12,050,000       4,008,636
  Improvements to real
    estate                       (106,295)       (103,694)       (402,894)
  Proceeds from sale of
    real estate                                                   775,000
  Costs incurred in
    connection with sale
    of real estate                                                (48,825)
                             -------------  --------------  --------------
  Net cash provided by
    investing activities        2,293,705      11,946,306       4,331,917
                             -------------  --------------  --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                  1995           1994            1993
                             -------------  --------------  --------------
Financing activities:
  Distributions to Limited
    Partners                 $ (8,124,003)  $  (6,592,520)  $  (1,707,167)
  Distributions to General
    Partner                      (439,219)       (141,684)       (150,539)
  (Increase) decrease in
    cash and cash
    equivalents - Early
    Investment Incentive
    Fund                         (270,755)        (35,905)          1,772
  Repurchase of Limited
    Partnership Interests        (537,463)       (432,537)       (149,803)
  Principal payments on
    underlying loans
    payable                      (504,499)       (540,452)       (517,384)
  Repayment of underlying
    loans payable                (943,416)       (926,667)
  Principal payments on
    mortgage notes payable       (158,327)       (195,857)       (328,678)
  Proceeds from refinancing
    of mortgage notes
    payable                                                    11,625,000
  Repayment of mortgage
    notes payable                              (3,369,552)    (12,613,709)
  Payment of deferred
    expenses                                      (20,233)       (312,019)
                             -------------  --------------  --------------
  Net cash used in
    financing activities      (10,977,682)    (12,255,407)     (4,152,527)
                             -------------  --------------  --------------

Net change in cash and cash
  equivalents                  (4,798,468)      3,284,047       2,660,106
Cash and cash equivalents
  at beginning of year          7,699,482       4,415,435       1,755,329
                             -------------  --------------  --------------
Cash and cash equivalents
  at end of year             $  2,901,014   $   7,699,482   $   4,415,435
                             =============  ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1.       Nature of the Partnership's Business:

Balcor Pension Investors-II (the "Partnership") is engaged principally in the operation of residential and commercial real estate and to a lesser extent, investment in wrap-around loans located in various markets within the United States.

2.  Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument, which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligation. The underlying mortgage obligation is recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lender only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

(c) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the collateral property securing the loan. Income on non-accrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(d) Loan losses on mortgage notes receivable are charged to income and an allowance account is established when the General Partner believes the loan balance will not be recovered. The General Partner assesses the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance is transferred to real estate held for sale after the fair value of the property, less costs of disposal is assessed. Upon the transfer to real estate held for sale, a new basis in the property is established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"). Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return or by applying a discounted cash flow analysis both of which consider economic and demographic conditions in the market. Changes in the property's fair value is recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(e) Deferred expenses consist of loan application and processing fees and mortgage brokerage fees which are amortized over the terms of the respective agreements, and leasing commissions which are amortized over the life of each respective lease.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(g) The Partnership records repurchases of Interests by the Early Investment Incentive Fund as a reduction of Partners' Capital (see Note 3). Cash and cash equivalents not yet utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(i) Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(j) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash equivalents are held or invested in primarily one issuer of commercial paper.

(k) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(l) Several reclassifications have been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995, including a reclassification of mortgage servicing fees to administrative expenses. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

Amounts placed in the Fund may, at the sole discretion of the General Partner and subject to certain limitations, be used to repurchase Interests from existing Limited Partners. During 1995, the Fund repurchased 1,433 Interests at a cost of $537,463. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund.

4. Investment in Loans Receivable:

(A) The Alzina Office Building wrap-around loan receivable, which was funded in 1982, has a balance of $11,324,000 at December 31, 1995 and 1994. Current monthly payments of $122,677 are due at an interest rate of 13%. The loan matures in 1997. The Partnership may receive additional payments from the borrower representing participation in the operating results of the collateral property which exceeded specified levels and a share of appreciation in the collateral property upon repayment or refinancing. The underlying loan payable has a balance of $3,254,087 at December 31, 1995. Current monthly payments of $70,999 are due on the underlying loan at an interest rate of 8.75%. The underlying loan matures in 2000.

(B) The Stonegate Austin Mobile Home Park wrap-around loan receivable, which was funded in 1982, had a balance of $2,400,000 at December 31, 1994. This loan has been referred to as an impaired loan since it was previously modified and placed on non-accrual status. There was no allowance related to this loan at December 31, 1994. The loan was scheduled to mature in 1996; however, the borrower repaid the loan in full during March 1995 as described in Note 6 of

Notes to Financial Statements. The underlying loan payable had a balance of $949,564 at December 31, 1994.

Net interest income relating to impaired loans would have been $44,000 in 1995, $239,000 in 1994 and $548,000 in 1993. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to $286,000 (cash and accrual basis) in 1995, $187,000 (cash and accrual basis) in 1994 and $401,000 in 1993.

5. Allowance for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowance for losses on loans and real estate held for sale during the three years ended December 31, 1995 is described in the table below.
                                    1995          1994          1993
                                ------------  -----------   -----------
    Loans:
      Balance at beginning of
       year                     $ 2,602,517   $ 4,166,443   $ 5,817,625
      Provision charged to
       income                       700,000          None          None
      Recovery of provision
       previously charged to
       income                         None    (1,200,000)         None

      Direct write-off of loans
       against allowance              None      (363,926)   (1,651,182)
                                -----------   ------------  ------------
      Balance at the end of
       the year                 $ 3,302,517   $ 2,602,517   $ 4,166,443
                                ===========   ============  ============

    Real Estate Held for Sale:
      Balance at beginning of
       year                     $ 1,200,000          None          None
      Provision charged to
       income                          None   $ 1,200,000          None
      Recovery of provision
       previously charged
       to income                   (700,000)         None          None
                                -----------   -----------   ------------
      Balance at the end of
       the year                 $   500,000   $ 1,200,000          None
                                ===========   ===========    ===========

6. Loan Receivable Repayments:

(a) In March 1995, the Partnership received $2,625,437 as payment in full on the Stonegate Austin wrap-around loan, from which the underlying first mortgage loan of $943,416 was repaid. The face amount of the Partnership's loan was $2,400,000. The amount received consists of the net receivable of $1,456,584 and additional interest of $225,437.

(b) In March 1994, the Partnership received $3,369,762 as payment in full on the North Arch Village Apartments' wrap-around loan, from which the underlying first mortgage loan of $926,667 was repaid. The amount received consists of the face amount of the Partnership's loan of $2,350,000, accrued interest due at maturity of $943,117 and additional interest of $76,645.

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

7. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995, and 1994 consisted of the following:

                     Carrying   Carrying    Current
                    Amount of   Amount of    Inter-   Final  Current Estimated
                     Notes at    Notes at     est    Maturity Monthly  Balloon
    Property         12/31/95    12/31/94     Rate     Date  Payments  Payment
----------------     --------    --------   -------- ------- -------- ---------

Real estate held for sale:
--------------------------
Apartments:
Sherwood Acres
  Phase I           $5,709,078   5,752,081      9.33%  2001  $48,155 $5,321,000
Sherwood Acres
  Phase II           5,709,078   5,752,081      9.33%  2001   48,155  5,321,000

Industrial Park:
Parkway Distri-
  bution Center        720,204     792,525      9.50%  2000   12,043    278,000
                   ----------- -----------
  Total            $12,138,360 $12,296,687
                   =========== ===========


All of the Partnership's loans described above require current monthly payments of principal and interest.

Real estate held for sale with an aggregate carrying value of $19,253,860 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred interest expense of $1,141,917, $1,282,001 and $1,478,624 and paid interest of $1,135,643, $1,282,001 and $2,295,803, respectively.

Future annual maturities of the above mortgage notes payable during each of the next five years are approximately as follows:

                         1996           $  174,000
                         1997              191,000
                         1998              210,000
                         1999              230,000
                         2000              489,000

8. Disposition of Property Acquired through Foreclosure:

During 1993, the Partnership sold the 205 Armstrong Industrial/Office Park in an all cash sale for $775,000. From the proceeds of the sale, the Partnership paid $303,888 in full satisfaction of the property's first mortgage loan. The basis of the property was $703,000. For financial statement purposes, the Partnership recognized a gain of $23,175 on the sale of the property.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Mortgage servicing fees   $11,901    $920 $ 15,231  $1,185 $ 47,355    None
Property management fees None None 235,885 None 243,053 $20,495 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             60,318   4,099   70,948  31,360   60,624   5,052
    Data processing        20,626   1,619   33,480   7,511   24,303   5,219
    Investor communica-
      tions                 8,378    None   13,488   6,530   11,344     945
    Legal                  17,089   1,530    4,142   6,218    5,425     452
    Portfolio management   93,125  11,176   42,771  24,417   38,895   3,241
    Other                   5,031      26   20,377   5,829   20,715   1,727


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $39,319, $73,320 and $48,327 in 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner managed all of the Partnership's properties except for the Parkway Distribution Center until the affiliate was sold to a third party in November 1994.

10. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with third party management companies. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties, and for a monthly fee equal to the greater of (i) 3% of gross monthly operating receipts or (ii) $2,500 plus leasing commissions earned, for Parkway Distribution Center.

11. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership. Management of each of the defendants believes they have meritorious defenses to contest the claims.

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

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

The fair value of the Partnership's investment in the wrap-around loan receivable approximates its carrying value of $8,021,483. The fair value of the underlying loan payable is $3,079,542 and the carrying value is $3,254,087.

Mortgage notes payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

The fair value for the Partnership's investment in loan receivable and mortgage notes payable was estimated using discounted cash flow analyses. The discount rates were based upon rates at the end of 1995 comparable to those the Partnership could receive or charge in the commercial real estate lending market with terms and maturities comparable to the Partnership's loan receivable and mortgage notes it presently holds.

14. Subsequent Event:

In January 1996, the Partnership paid $510,060 to Limited Partners representing the quarterly regular distribution of available Cash Flow of $6.00 per Interest for the fourth quarter of 1995.