Form 10-Q
period 1996-03-31
BALCOR PENSION INVESTORS II
filed 1996-05-13
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               ------------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-10225
                       -------

                          BALCOR PENSION INVESTORS-II
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Illinois                                     36-3114027
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                      60015
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                 1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  2,871,834    $  2,901,014
Cash and cash equivalents - Early Investment
  Incentive Fund                                  371,799         308,993
Escrow deposits                                   192,367         113,962
Accounts and accrued interest receivable          154,176         250,265
Prepaid expenses                                   19,428          77,752
Deferred expenses, net of accumulated
  amortization of $205,504 in 1996 and
  $195,352 in 1995                                141,678         151,830
                                             -------------   -------------
                                                3,751,282       3,803,816
                                             -------------   -------------
Investment in loan receivable:
  Wrap-around loan receivable                  11,324,000      11,324,000
Less:
  Loan payable - underlying mortgage            3,111,247       3,254,087
  Allowance for potential loan losses           3,302,517       3,302,517
                                             -------------   -------------
Net investment in loan receivable               4,910,236       4,767,396
Real estate held for sale (net of allowance
  of $500,000 in 1996 and 1995)                27,648,170      27,518,370
                                             -------------   -------------
                                               32,558,406      32,285,766
                                             -------------   -------------
                                             $ 36,309,688    $ 36,089,582
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    107,920    $    197,880
Due to affiliates                                  31,761          19,370
Other liabilities                                 239,030         154,471
Mortgage notes payable                         12,096,405      12,138,360
                                             -------------   -------------
     Total liabilities                         12,475,116      12,510,081
                                             -------------   -------------
Limited Partners' capital (85,010
  Interests issued)                            29,933,108      29,692,815
Less Interests held by Early Investment
  Incentive Fund (7,310 in 1996
  and 1995)                                    (4,725,704)     (4,725,704)
                                             -------------   -------------
                                               25,207,404      24,967,111
General Partner's deficit                      (1,372,832)     (1,387,610)
                                             -------------   -------------
     Total partners' capital                   23,834,572      23,579,501
                                             -------------   -------------
                                             $ 36,309,688    $ 36,089,582
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Income:
  Interest on loans receivable               $    368,030    $    666,540
  Less interest on loans payable -
    underlying mortgages                           69,115          93,747
                                             -------------   -------------
  Net interest income on loans                    298,915         572,793
  Income from operations of real estate
    held for sale                                 514,975         516,319
  Interest on short-term investments               33,871         127,870
  Participation income                                            240,377
                                             -------------   -------------
    Total income                                  847,761       1,457,359
                                             -------------   -------------
Expenses:
  Administrative                                   83,983          82,007
                                             -------------   -------------
                                                   83,983          82,007
                                             -------------   -------------
Net income                                   $    763,778    $  1,375,352
                                             =============   =============
Net income allocated to
  General Partner                            $     57,283    $    103,151
                                             =============   =============
Net income allocated to
  Limited Partners                           $    706,495    $  1,272,201
                                             =============   =============
Net income per average number of
  Limited Partnership Interests
  outstanding (77,700 in 1996 and 79,133
  in 1995)                                   $       9.09    $      16.08
                                             =============   =============
Distribution to General Partner              $     42,505    $     35,421
                                             =============   =============
Distribution to Limited Partners             $    466,202    $    396,446
                                             =============   =============
Distribution per Limited Partnership         $       6.00    $       5.00
  Interest outstanding                       =============   =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Operating activities:
  Net income                                 $    763,778    $  1,375,352
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred expenses            10,152          13,700
      Net change in:
        Escrow deposits                           (78,405)        (34,415)
        Escrow deposits - restricted                               81,159
        Accounts and accrued interest
          receivable                               96,089         (38,674)
        Prepaid expenses                           58,324
        Accounts payable                          (89,960)         41,770
        Due to affiliates                          12,391          37,170
        Other liabilities                          84,559          78,254
                                             -------------   -------------
  Net cash provided by operating activities       856,928       1,554,316
                                             -------------   -------------
Investing activities:
  Collection of principal on
    loans receivable                                            2,400,000
  Improvements to real estate                    (129,800)
                                             -------------   -------------
  Net cash (used in) or provided by
    investing activities                         (129,800)      2,400,000
                                             -------------   -------------
Financing activities:
  Distribution to Limited Partners               (466,202)       (396,446)
  Distribution to General Partner                 (42,505)        (35,421)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund               (62,806)        (42,103)
  Principal payments on underlying
    loans payable                                (142,840)        (94,191)
  Repayment of underlying loan payable                           (943,416)
  Principal payments on mortgage
    notes payable                                 (41,955)        (38,202)
                                             -------------   -------------
  Net cash used in financing activities          (756,308)     (1,549,779)
                                             -------------   -------------
Net change in cash and cash equivalents           (29,180)      2,404,537
Cash and cash equivalents
  at beginning of year                          2,901,014       7,699,482
                                             -------------   -------------
Cash and cash equivalents at end of period   $  2,871,834    $ 10,104,019
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable on properties owned by the Partnership of $283,106 and $286,859 and paid interest expense of $283,106 and $280,585, respectively.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 were:

                                        Paid        Payable
                                     ------------   ---------

   Mortgage servicing fees              $ 2,759     $   920
   Reimbursement of expenses to
     the General Partner, at cost        18,565      30,841

4. Subsequent Event:

In April 1996, the Partnership made a distribution of $510,060 ($6.00 per Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution of available Cash Flow for the first quarter of 1996.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from prior loan repayments were used to fund three additional mortgage loans. As of March 31, 1996, the Partnership is operating five properties acquired through foreclosure and has one loan outstanding in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The March 1995 repayment of the Stonegate Austin Mobile Home Park loan and the receipt of participation income on the Alzina Office Building loan during 1995 resulted in a decrease in net income during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

The repayment of the Stonegate Austin Mobile Home Park wrap-around loan in March 1995 resulted in a decrease in net interest income on loans receivable during 1996 as comapred to 1995.

A special distribution was made in April 1995 from the proceeds received in connection with the Tudor Heights and North Arch Village mortgage loan repayments. Prior to this distribution, these proceeds were invested in short-term investments. As a result interest income on short-term investments decreased during 1996 as compared to 1995.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. This participation income is reflected in the accompanying Statements of Income and Expenses when received. The Partnership received participation income on the Alzina Office Building loan during 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during the quarters ended March 31, 1996 and 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased slightly as of March 31, 1996 when compared to December 31, 1995. The Partnership generated cash flow totaling approximately $857,000 from its operating activities primarily as a result of the net interest income earned on its investment in loan receivable, the operations of its properties, and the interest received on its short-term investments, net of the payment of administrative expenses. The Partnership used cash of approximately $130,000 to fund its investing activity which consisted of roof repairs at the Parkway Distribution Center. The Partnership also used cash to fund its financing activities which consisted primarily of the payment of distributions totaling approximately $509,000 to the partners and principal payments on the underlying loan and mortgage notes payable totaling approximately $185,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1996 and 1995, each of the Cumberland Pines, Hollowbrook and Sherwood Acres Phases I and II apartment complexes generated positive cash flow. The Parkway Distribution Center generated positive cash flow during the quarter ended March 31, 1996 as compared to a marginal cash flow deficit during the same period in 1995 due to increased rental and service income as a result of higher occupancy levels and lower leasing costs.

As of March 31, 1996, the occupancy rates of the Partnership's residential properties ranged from 93% to 99% except for the Hollowbrook Apartments which had an occupancy rate of 90%. The occupancy rate of the Parkway Distribution Center was 96%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the Partnership is in its liquidation stage. The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties and the General Partner's strategy is to sell or otherwise dispose of all assets by the end of 1997. Currently, the Partnership has contracted to sell Cumberland Pines Apartments for a sale price of $9,200,000 and is marketing the four remaining properties in its portfolio. See Item 5 Other Information for additional information. Proceeds will be distributed to Limited Partners upon the sale or disposition of the remaining assets.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate. Lower interest rates may increase the probability that borrowers' may seek prepayment of the Partnership's loan whereas rising interest rates decrease the yields on the loans and make prepayment less likely.

In April 1996, the Partnership paid a distribution of $510,060 ($6.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the first quarter of 1996. Including the April 1996 distribution, Limited Partners have received distributions totaling $1,368.68 per $1,000 Interest. Of this amount $957.50 represents Cash Flow from operations and $411.18 represents a return of Original Capital. In April 1996, the Partnership also paid $42,505 to the General Partner as its distributive share of Cash Flow distributed for the first quarter of 1996 and made a contribution to the Early Investment Incentive Fund in the amount of $14,168.

The Partnership expects to continue making cash distributions; however, the level of such future distributions will be dependent upon the Cash Flow generated by the receipt of mortgage payments and property cash flow, less payments on the underlying mortgage loan and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- --------------------------

Paul Williams, et al. vs. Balcor Pension Investors, et al.
- ----------------------------------------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Partnership, the General Partner, seven affiliated limited partnerships and other affiliates are the defendants. In July 1994, the Court granted plaintiffs' motion certifying a class relating to Federal securities fraud claims. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995. Settlement discussions among the parties are currently on-going but no final settlement has been reached. There can be no assurance, however, that such settlement discussions will ultimately be successful.

Item 5.  Other Information
- ---------------------------

Cumberland Pines Apartments
- ----------------------------

In 1982, the Partnership funded a $1,645,564 wrap-around mortgage loan collateralized by the Cumberland Pines Apartments, Atlanta, Georgia. The Partnership obtained title to the property through foreclosure in 1991. The Partnership paid $1,200,000 in 1991 as a discounted repayment of the second mortgage loan collateralized by the property and repaid the first mortgage loan of $2,263,894 in 1994.

On April 29, 1996, the Partnership contracted to sell the property for a sale price of $9,200,000 to Earl Phillips, L.L.C., a Georgia limited liability company. The purchaser deposited $200,000 into an escrow account as earnest money and will pay the remaining $9,000,000 at closing, which is expected to occur on or about June 17, 1996. From the proceeds of the sale, the Partnership will pay closing costs and $184,000 to an unaffiliated party as a brokerage commission. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible that the sale of the property may not occur.

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

(10) Agreement of Sale and attachment thereto relating to the sale of Cumberland Pines apartment complex, Atlanta, Georgia.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1996.

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



Date:  May 13, 1996
      -------------------------------