Form 10-Q
period 1996-06-30
BALCOR PENSION INVESTORS II
filed 1996-08-14
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                   1996            1995
                                             --------------   -------------
Cash and cash equivalents                    $  11,052,027    $  2,901,014
Cash and cash equivalents - Early Investment
  Incentive Fund                                   239,328         308,993
Escrow deposits                                    130,252         113,962
Accounts and accrued interest receivable         1,077,160         250,265
Prepaid expenses                                   146,357          77,752
Deferred expenses, net of accumulated
  amortization of $215,655 in 1996 and
  $195,352 in 1995                                 131,527         151,830
                                             --------------   -------------
                                                12,776,651       3,803,816
                                             --------------   -------------
Investment in loan receivable:
  Wrap-around loan receivable                   11,324,000      11,324,000
Less:
  Loan payable - underlying mortgage             2,965,259       3,254,087
  Allowance for potential loan losses            3,302,517       3,302,517
                                             --------------   -------------
Net investment in loan receivable                5,056,224       4,767,396

Real estate held for sale (net of allowance
  of $500,000 in 1996 and 1995)                 22,475,638      27,518,370
                                             --------------   -------------
                                                27,531,862      32,285,766
                                             --------------   -------------
                                             $  40,308,513    $ 36,089,582
                                             ==============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     106,451    $    197,880
Due to affiliates                                   32,032          19,370
Other liabilities                                  234,061         154,471
Mortgage notes payable                          12,053,506      12,138,360
                                             --------------   -------------
     Total liabilities                          12,426,050      12,510,081
                                             --------------   -------------
Limited Partners' capital (85,010
  Interests issued)                             33,862,309      29,692,815

Less Interests held by Early Investment
  Incentive Fund (7,825 in 1996 and
  7,310 in 1995)                                (4,920,893)     (4,725,704)
                                             --------------   -------------
                                                28,941,416      24,967,111

General Partner's deficit                       (1,058,953)     (1,387,610)
                                             --------------   -------------
     Total partners' capital                    27,882,463      23,579,501
                                             --------------   -------------
                                             $  40,308,513    $ 36,089,582
                                             ==============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                   1996            1995
                                             --------------   -------------
Income:
  Interest on loans receivable               $     736,060    $  1,034,742

  Less interest on loans payable -
    underlying mortgages                           135,059         171,969
                                             --------------   -------------
  Net interest income on loans                     601,001         862,773

  Income from operations of real estate
    held for sale                                1,198,681       1,229,500
  Interest on short-term investments                67,088         252,691
  Participation income                             250,401         240,377
                                             --------------   -------------
    Total income                                 2,117,171       2,585,341
                                             --------------   -------------
Expenses:
  Administrative                                   332,755         187,284
                                             --------------   -------------
    Total expenses                                 332,755         187,284
                                             --------------   -------------
Income before gain on sale of real estate        1,784,416       2,398,057
Gain on sale of real estate                      3,731,149
                                             --------------   -------------
Net income                                   $   5,515,565    $  2,398,057
                                             ==============   =============
Net income allocated to
  General Partner                            $     413,667    $    179,854
                                             ==============   =============
Net income allocated to
  Limited Partners                           $   5,101,898    $  2,218,203
                                             ==============   =============
Net income per average number of
  Limited Partnership Interests
  outstanding (77,697 in 1996 and 79,130
  in 1995)                                   $       65.66    $      28.03
                                             ==============   =============
Distributions to General Partner             $      85,010    $     70,842
                                             ==============   =============
Distributions to Limited Partners            $     932,404    $  2,770,457
                                             ==============   =============
Distributions per Limited Partnership        $       12.00    $      35.00
  Interest outstanding                       ==============   =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                   1996            1995
                                             --------------   -------------
Income:
  Interest on loans receivable               $     368,030    $    368,202

  Less interest on loans payable -
    underlying mortgages                            65,944          78,222
                                             --------------   -------------
  Net interest income on loans                     302,086         289,980

  Income from operations of real estate
    held for sale                                  683,706         713,181
  Interest on short-term investments                33,217         124,821
  Participation income                             250,401
                                             --------------   -------------
    Total income                                 1,269,410       1,127,982
                                             --------------   -------------
Expenses:
  Administrative                                   248,772         105,277
                                             --------------   -------------
    Total expenses                                 248,772         105,277
                                             --------------   -------------
Income before gain on sale of real estate        1,020,638       1,022,705
Gain on sale of real estate                      3,731,149
                                             --------------   -------------
Net income                                   $   4,751,787    $  1,022,705
                                             ==============   =============
Net income allocated to
  General Partner                            $     356,384    $     76,703
                                             ==============   =============
Net income allocated to
  Limited Partners                           $   4,395,403    $    946,002
                                             ==============   =============
Net income per average number of
  Limited Partnership Interests
  outstanding (77,694 in 1996 and 79,126
  in 1995)                                   $       56.57    $      11.95
                                             ==============   =============
Distribution to General Partner              $      42,505    $     35,421
                                             ==============   =============
Distribution to Limited Partners             $     466,202    $  2,374,011
                                             ==============   =============
Distribution per Limited Partnership         $        6.00    $      30.00
  Interest outstanding                       ==============   =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                   1996            1995
                                             --------------   -------------
Operating activities:
  Net income                                 $   5,515,565    $  2,398,057
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of real estate               (3,731,149)
      Amortization of deferred expenses             20,303          26,119
      Net change in:
        Escrow deposits                            (16,290)       (156,958)
        Escrow deposits - restricted                                81,159
        Accounts and accrued interest
          receivable                              (826,895)       (175,627)
        Prepaid expenses                           (68,605)        (48,981)
        Accounts payable                           (91,429)         61,337
        Due to affiliates                           12,662         (75,733)
        Accrued liabilities                                        187,104
        Other liabilities                           79,590         (84,346)
                                             --------------   -------------
  Net cash provided by operating activities        893,752       2,212,131
                                             --------------   -------------
Investing activities:
  Collection of principal on
    loans receivable                                             2,400,000
  Improvements to real estate                     (129,800)        (62,172)
  Proceeds from sale of real estate              9,200,000
  Costs incurred in connection with
    sale of real estate                           (296,319)
                                             --------------   -------------
  Net cash provided by investing
    activities                                   8,773,881       2,337,828
                                             --------------   -------------
Financing activities:
  Distributions to Limited Partners               (932,404)     (2,770,457)
  Distributions to General Partner                 (85,010)        (70,842)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund                 69,665            (704)
  Repurchase of Limited Partnership Interests     (195,189)       (232,684)
  Principal payments on underlying
    loans payable                                 (288,828)       (273,242)
  Repayment of underlying loan payable                            (943,416)
  Principal payments on mortgage
    notes payable                                  (84,854)        (83,358)
                                             --------------   -------------
  Net cash used in financing activities         (1,516,620)     (4,374,703)
                                             --------------   -------------
Net change in cash and cash equivalents          8,151,013         175,256

Cash and cash equivalents
  at beginning of year                           2,901,014       7,699,482
                                             --------------   -------------
Cash and cash equivalents at end of period   $  11,052,027    $  7,874,738
                                             ==============   =============


The accompanying notes are an integral part of the financial statements

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable on properties owned by the Partnership of $565,269 and $572,813 and paid interest expense of $565,269 and $572,533, respectively.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 were:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter    Payable
                                    ------------  ---------  ----------
   Mortgage servicing fees              $ 2,759    $ 2,759    $   920
   Reimbursement of expenses to
     the General Partner, at cost        60,228     41,663     31,112

4. Sale of Real Estate:

In June 1996, the Partnership sold the Cumberland Pines Apartments in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $296,319 in selling costs. The basis of the property was $5,172,532. For financial statement purposes, the Partnership recognized a gain of $3,731,149 from the sale of this property.

5. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

6. Subsequent Event:

In July 1996, the Partnership paid $9,691,147 to the holders of Limited Partnership Interests, representing the quarterly distribution of Cash Flow of $6.00 per Interest for the second quarter of 1996 and special distributions from proceeds received from the sale of Cumberland Pines Apartments of $48.00 per Interest from Cash Flow and $60.00 per Interest from Mortgage Reductions.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from prior loan repayments were used to fund three additional mortgage loans. The Partnership sold the Cumberland Pines Apartments in June 1996. As of June 30, 1996, the Partnership is operating four properties acquired through foreclosure and has one loan outstanding in its portfolio.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a gain on the June 1996 sale of Cumberland Pines Apartments which was the primary reason for the increase in net income during the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

The repayment of the Stonegate Austin Mobile Home Park wrap-around loan in March 1995 resulted in a decrease in net interest income on loans receivable during the six months ended June 30, 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during the six months ended June 30, 1996 and 1995.

Primarily due to lower average cash balances, interest income on short-term investments decreased during 1996 as compared to 1995.

The Partnership's loan bears interest at a contractually-fixed interest rate. The loan also provides for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, the loan agreement allows the Partnership to receive a percentage of rental income exceeding a base amount. This participation income is reflected in the accompanying Statements of Income and Expenses when received. The Partnership received participation income on the Alzina Office Building loan during the six months ended June 30, 1996 and 1995.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with its response to a tender offer and certain related litigation during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

During the second quarter of 1996, the Partnership recognized a gain of $3,731,149 in connection with the sale of Cumberland Pines Apartments.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $8,151,000 as of June 30, 1996 when compared to December 31, 1995 primarily due to the sale of the Cumberland Pines Apartments. The Partnership generated cash flow totaling approximately $894,000 from its operating activities primarily as a result of the net interest income earned on its investment in loan receivable, the operations of its properties, and the interest received on its short-term investments, net of the payment of administrative expenses. The Partnership also generated cash flow from its investing activities of approximately
$8,904,000 primarily due to the receipt of proceeds from the sale of the Cumberland Pines Apartments. The Partnership's financing activities consisted of the payment of distributions totaling approximately $1,017,000 to the Partners, repurchases of Limited Partnership Interests totaling approximately $195,000 and principal payments on the underlying loan and mortgage notes payable totaling approximately $374,000. The Partnership also made a special distribution to Limited Partners from Cash Flow and Mortgage Reductions in July 1996 as described below.

The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1996 and 1995, all four of the Partnership's remaining properties generated positive cash flow. The Cumberland Pines Apartments, which was sold in June 1996, generated positive cash flow during the six months ended June 30, 1995 and prior to its sale in 1996.

As of June 30, 1996, the occupancy rates of the Partnership's remaining residential properties ranged from 96% to 97%. The occupancy rate of the Parkway Distribution Center was 96%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the Partnership is in its liquidation stage. The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and the General Partner's strategy is to sell or otherwise dispose of all assets by the end of 1996. During June 1996, the Partnership sold the Cumberland Pines Apartments. Currently, the Partnership has entered into contracts to sell the Sherwood Acres Phases I and II Apartments and the Parkway Distribution Center for sale prices of $19,726,000 and $6,200,000, respectively. The Partnership is actively marketing the Hollowbrook Apartments. In addition, the Partnership has contracted to sell the wrap-around loan collateralized by the Alzina Office Building in August 1996. See Item 5. Other Information for additional information. Proceeds will be distributed to Limited Partners upon the sale or disposition of the remaining assets.

In June 1996, Heitman/JMB Advisory Corporation, an unaffiliated third party, initiated discussions with the General Partner for a potential sale of all of the remaining properties and the loan of the Partnership. These discussions did not result in any agreement of terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

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

As mentioned above, during June 1996, the Partnership sold the Cumberland Pines Apartments in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $296,319 in selling costs. The remainder of the proceeds were distributed to the Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

In July 1996, the Partnership paid $9,691,147 to the holders of Limited Partnership Interests representing the quarterly distribution of Cash Flow of $6.00 per Interest for the second quarter of 1996 and special distributions from proceeds received from the sale of Cumberland Pines Apartments of $48.00 per Interest from Cash Flow and $60.00 per Interest from Mortgage Reductions. The level of the regular quarterly distribution remained unchanged from the amount distributed to Limited Partners during the first quarter of 1996. Including the July 1996 distribution, Limited Partners have received distributions totaling $1,482.68 per $1,000 Interest. Of this amount $1,011.50 represents Cash Flow from operations and $471.18 represents a return of Original Capital. In July 1996, the Partnership also paid $382,545 to the General Partner as its distributive share of Cash Flow distributed for the second quarter of 1996 and made a contribution to the Early Investment Incentive Fund in the amount of $127,515.

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

During the six months ended June 30, 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 515 Interests from Limited Partners at a total cost of $195,189.

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

Williams class action
- ---------------------

With respect to the class action complaint, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. (U.S. District Court, Northern District of Illinois, Case No.: 90 C 0726), the ongoing settlement discussions among the parties have resulted in a proposed settlement between counsel for the Class and counsel for defendants. A draft notice including a description of the terms of the proposed settlement is attached as Exhibit 99. A final hearing to determine the fairness, reasonableness and adequacy of the proposed settlement will be held on November 20, 1996 at 11:00 a.m. Copies of the proposed settlement agreement may be inspected at the office of the Clerk of the Court of the United States District Court for the Northern District of Illinois located at 219 South Dearborn, Chicago, Illinois 60604.

Proposed Class and Derivative Action Lawsuits
- ---------------------------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
- --------------------------

Sherwood Acres Apartments, Phases I and II
- -----------------------------------------

As previously described, on June 28, 1996, the Partnership contracted to sell the Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, to an unaffiliated party, BH TFL, Inc., for a sale price of $19,726,000. Pursuant to the agreement of sale, the purchaser is required to deposit $197,260 into an escrow account as earnest money upon the completion of the purchaser's due diligence review, which date has been extended upon the agreement of the Partnership and the purchaser from July 23, 1996 to August 14, 1996. The closing date of the sale has been extended from August 15, 1996 to September 15, 1996.

Alzina Office Building Loan
- ---------------------------

In 1982, the Partnership funded a $4,415,034 loan collateralized by a wrap-around mortgage on the Alzina Office Building, Springfield, Illinois, and evidenced by a wrap-around mortgage note in the principal amount of $11,324,000 (the "Loan"). The principal amount of the Loan included the principal amount of an underlying first mortgage loan (the "Underlying Loan"). Pursuant to the terms of the Loan, the borrower is required to make interest only payments on the Loan through maturity in June 1997, at which time the amount of the Loan, less the outstanding amount of the Underlying Loan, would be due to the Partnership. As of August 1, 1996, the outstanding principal balances of the Loan and the Underlying Loan are approximately $11,324,000 and $2,866,600, respectively.

On August 8, 1996, the Partnership contracted to sell its interest in the Loan to CS First Boston Mortgage Capital Corp. for a sale price equal to 107.60% of the outstanding principal balance of the Loan less the outstanding principal balance of the Underlying Loan at closing, scheduled for August 22, 1996 ("Closing Date"). It is estimated that the sale price of the Loan will be $9,100,000. The purchaser has deposited $453,750 into an escrow account as earnest money with the remainder of the sale price payable in cash at closing. From the proceeds of the sale, the Partnership will pay approximately $289,000 to an unaffiliated party as a commission. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the Loan. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

Affiliates of the General Partner have simultaneously contracted to sell their interests in 3 other loans ("Other Loans") to the purchaser. In the event that the closing of the sale of any of the Other Loans does not occur on the Closing Date or the purchaser terminates the contract for any Other Loan, the sale price of the Loan will be reduced by $25,000.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the Loan may not occur.

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

(10) (i) Agreement of Sale and attachment thereto relating to the sale of Cumberland Pines apartment complex, Atlanta, Georgia, previously filed as Exhibit (10) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

(ii) Agreement of Sale and attachment thereto and Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, previously filed as Exhibits 2(a) and 2(b) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(iii) Purchase and Sale Agreement regarding the sale of the Partnership's interest in the Alzina Office Building loan is attached hereto.

(27) Financial Data Schedule of the Registrant for the six-month period ended June 30, 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated June 28, 1996 was filed reporting the contract to sell Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana and the closing of the sale of Cumberland Pines Apartments, Atlanta, Georgia.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-II



                              By: /s/ Thomas E. Meador
                                  ---------------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors, the General Partner



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



Date: August 14, 1996
      -------------------------------