Form 10-Q
period 1996-09-30
BALCOR PENSION INVESTORS II
filed 1996-11-13
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                               1996             1995
                                          --------------   --------------
Cash and cash equivalents                 $  10,249,911    $   2,901,014
Cash and cash equivalents - Early
  Investment Incentive Fund                   1,188,018          308,993
Escrow deposits                                 208,542          113,962
Accounts and accrued interest receivable        673,796          250,265
Prepaid expenses                                113,742           77,752
Deferred expenses, net of accumulated
  amortization of $225,806 in 1996
  and $195,352 in 1995                          121,376          151,830
                                          --------------   --------------
                                             12,555,385        3,803,816
                                          --------------   --------------
Investment in loan receivable:
  Wrap-around loan receivable                                 11,324,000
Less:
  Loan Payable - underlying mortgage                           3,254,087
  Allowance for potential loan losses                          3,302,517
                                                           --------------
Net investment in loan receivable                              4,767,396

Real estate held for sale (net of
  allowance of $767,000 in 1996
  and $500,000 in 1995)                      22,406,022       27,518,370
                                          --------------   --------------
                                             22,406,022       32,285,766
                                          --------------   --------------
                                          $  34,961,407    $  36,089,582
                                          ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $     178,671    $     197,880
Due to affiliates                                49,466           19,370
Other liabilities                               281,632          154,471
Mortgage notes payable                       12,009,488       12,138,360
                                          --------------   --------------
     Total liabilities                       12,519,257       12,510,081
                                          --------------   --------------
Limited Partners' capital (85,010
  Interests issued)                          28,599,146       29,692,815
Less Interests held by Early Investment
  Incentive Fund (8,079 in 1996
  and 7,310 in 1995)                         (5,002,199)      (4,725,704)
                                          --------------   --------------
                                             23,596,947       24,967,111
General Partner's deficit                    (1,154,797)      (1,387,610)

                                          --------------   --------------
     Total partners' capital                 22,442,150       23,579,501
                                          --------------   --------------
                                          $  34,961,407    $  36,089,582
                                          ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                               1996             1995
                                          --------------   --------------
Income:
  Interest on loans receivable            $     994,707    $   1,402,772
  Less interest on loans payable -
    underlying mortgages                        177,681          247,221
                                          --------------   --------------
  Net interest income on loans                  817,026        1,155,551
  Income from operations of real estate
    held for sale                             1,389,302        1,804,085
  Interest on short-term investments            163,266          312,726
  Participation income                          410,493          240,377
  Recovery of loss on loan                    3,302,517
                                          --------------   --------------
    Total income                              6,082,604        3,512,739
                                          --------------   --------------
Expenses:
  Provision for potential loss on
    real estate                                 267,000
  Administrative                                515,272          275,087
                                          --------------   --------------
    Total expenses                              782,272          275,087
                                          --------------   --------------
Income before gain on sale of loan
  receivable and gain on sale of real
  estate                                      5,300,332        3,237,652
Gain on sale of loan receivable                 306,759
Gain on sale of real estate                   3,731,149
                                          --------------   --------------
Net income                                $   9,338,240    $   3,237,652
                                          ==============   ==============
Net income allocated to
  General Partner                         $     700,368    $     242,824
                                          ==============   ==============
Net income allocated to
  Limited Partners                        $   8,637,872    $   2,994,828
                                          ==============   ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (77,524 in 1996 and 78,939 in 1995)     $      111.42    $       37.94
                                          ==============   ==============
Distributions to General Partner          $     467,555    $     403,798
                                          ==============   ==============
Distributions to Limited Partners         $   9,731,541    $   7,734,441
                                          ==============   ==============
Distributions per Limited Partnership
  Interest outstanding                    $      126.00    $       98.18
                                          ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                          --------------   --------------
Income:
  Interest on loans receivable            $     258,647    $     368,030
  Less interest on loans payable -
    underlying mortgages                         42,622           75,252
                                          --------------   --------------
  Net interest income on loans                  216,025          292,778
  Income from operations of real estate
    held for sale                               190,621          574,585
  Interest on short-term investments             96,178           60,035
  Participation income                          160,092
  Recovery of loss on loan                    3,302,517
                                          --------------   --------------
    Total income                              3,965,433          927,398
                                          --------------   --------------
Expenses:
  Provision for potential loss on
    real estate                                 267,000
  Administrative                                182,517           87,803
                                          --------------   --------------
    Total expenses                              449,517           87,803
                                          --------------   --------------
Income before gain on sale of loan
  receivable                                  3,515,916          839,595
Gain on sale of loan receivable                 306,759
                                          --------------   --------------
Net income                                $   3,822,675    $     839,595
                                          ==============   ==============
Net income allocated to
  General Partner                         $     286,701    $      62,970
                                          ==============   ==============
Net income allocated to
  Limited Partners                        $   3,535,974    $     776,625
                                          ==============   ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (77,182 in 1996 and 78,563 in 1995)     $       45.81    $        9.91
                                          ==============   ==============
Distribution to General Partner           $     382,545    $     332,956
                                          ==============   ==============
Distribution to Limited Partners          $   8,799,137    $   4,963,984
                                          ==============   ==============
Distribution per Limited Partnership
  Interest outstanding                    $      114.00    $       63.18
                                          ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                          --------------   --------------
Operating activities:
  Net income                              $   9,338,240    $   3,237,652
  Adjustments to reconcile net income to
    net cash provided by operating
    activites:
      Gain on sale of loan receivable          (306,759)
      Gain on sale of real estate            (3,731,149)
      Recovery of loss on loan               (3,302,517)
      Provision for potential loss on
        real estate                             267,000
      Amortization of deferred expenses          30,454           38,535
      Net change in:
       Escrow deposits                          (94,580)         (82,250)
       Escrow deposits - restricted                               81,159
       Accounts and accrued interest
         receivable                            (423,531)         (24,486)
       Prepaid expenses                         (35,990)        (139,677)
       Accounts payable                         (19,209)          10,677
       Due to affiliates                         30,096          (60,938)
       Accrued liabilities                                       255,711
       Other liabilities                        127,161          (23,155)
                                          --------------   --------------
  Net cash provided by operating
    activities                                1,879,216        3,293,228
                                          --------------   --------------
Investing activities:
  Collection of principal on
    loans receivable                                           2,400,000
  Proceeds from sale of loan receivable       9,153,755
  Costs incurred in connection with sale
    of loan receivable                         (339,500)
  Improvements to real estate                  (327,184)         (94,710)
  Proceeds from sale of real estate           9,200,000
  Costs incurred in connection with
    sale of real estate                        (296,319)
                                          --------------   --------------
  Net cash provided by investing
    activities                               17,390,752        2,305,290
                                          --------------   --------------
Financing activities:
  Distributions to Limited Partners          (9,731,541)      (7,734,441)
  Distributions to General Partner             (467,555)        (403,798)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund            (879,025)        (347,637)
  Repurchase of Limited Partnership
    Interests                                  (276,495)        (408,010)
  Principal payments on underlying
    loans payable                              (437,583)        (364,738)

  Repayment of underlying loan payable                          (943,416)
  Principal payments on mortgage
    notes payable                              (128,872)        (117,344)
                                          --------------   --------------
  Net cash used in financing activities     (11,921,071)     (10,319,384)
                                          --------------   --------------
Net change in cash and cash equivalents       7,348,897       (4,720,866)
Cash and cash equivalents
  at beginning of year                        2,901,014        7,699,482
                                          --------------   --------------
Cash and cash equivalents at end of
  period                                  $  10,249,911    $   2,978,616
                                          ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable on properties owned by the Partnership of $846,311 and $857,839 and paid interest expense of $846,311 and $851,565, respectively.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 were:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter    Payable
                                    ------------  ---------  ----------
   Mortgage servicing fees             $  8,011   $  2,492       None
   Reimbursement of expenses to
     the General Partner, at cost        77,514     17,286    $49,466

4. Sale of Loan Receivable:

In August 1996, the Partnership sold its interest in the $11,324,000 Alzina Office Building loan for $9,153,755. The purchaser acquired the Alzina Office Building loan receivable subject to the existing underlying mortgage loan in the amount of $2,816,504. From the proceeds of the sale, the Partnership paid $339,500 in selling costs. For financial statement purposes, the Partnership recognized a gain of $306,759 from the sale of its interest in this loan.

5. Sale of Real Estate:

In June 1996, the Partnership sold the Cumberland Pines Apartments in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $296,319 in selling costs. The basis of the property was $5,172,532. For financial statement purposes, the Partnership recognized a gain of $3,731,149 from the sale of this property.

6. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. Notice of the proposed settlement terms was sent to Class members in September 1996. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

7. Subsequent Events:

(a) In October 1996, the Partnership paid $7,395,876 to the holders of Limited Partnership Interests, representing the quarterly distribution of Cash Flow of $6.00 per Interest for the third quarter of 1996 and special distributions of $81.00 per Interest consisting of $29.00 per Interest from Cash Flow and $52.00 per Interest from Mortgage Reductions received in connection with the sale of the Partnership's interest in the Alzina Office Building loan.

(b) In October 1996, the Partnership sold the Sherwood Acres - Phases I and II apartment complexes in an all cash sale for $18,725,000. From the proceeds of the sale, the Partnership paid $11,348,198 to the third party mortgage holder in full satisfaction of the first mortgage loans, $426,541 in selling costs and $453,928 in prepayment penalties. For financial statement purposes, the Partnership will recognize a gain of approximately $3,794,000 during the fourth quarter of 1996.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from prior loan repayments were used to fund three additional mortgage loans. The Partnership sold the Cumberland Pines and Sherwood Acres - Phases I and II apartment complexes in June and October 1996, respectively, and its interest in the Alzina Office Building loan in August 1996. Currently, the Partnership is operating two properties acquired through foreclosure.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a recovery of loss related to the Alzina Office Building loan to provide for changes in the estimate of its fair value during the third quarter of 1996, which was the primary reason for the increase in net income during the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. In addition, the Partnership recognized a gain on the June 1996 sale of Cumberland Pines Apartments which further contributed to the increase in net income during the nine months ended September 30, 1996. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The repayment of the Stonegate Austin Mobile Home Park wrap-around loan in March 1995 and the sale of the Partnership's interest in the Alzina Office Building wrap-around loan in August 1996 resulted in a decrease in net interest income on loans receivable during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the nine months ended September 30, 1996, the Partnership recognized a recovery of $3,302,517 related to the Alzina Office Building loan and recognized a provision of $267,000 related to the Hollowbrook Apartments to provide for changes in the estimate of their fair value. The Partnership did not recognize any provisions for potential losses related to its loans or real estate held for sale during the nine months ended September 30, 1995.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At September 30, 1996, the Partnership was operating four properties. Original funds advanced by the Partnership total approximately $11,693,000 for these four properties, representing approximately 12% of original funds advanced. The Partnership sold the Cumberland Pines Apartments, which had been generating income, in June 1996. In addition, repair and maintenance expense increased at the Sherwood Acres - Phases I and II apartment complexes due to the replacement of floor coverings and the completion of structural, asphalt and pool repairs in an effort to prepare the property for sale. These were the primary reasons for the decrease in income from operations of real estate held for sale during 1996 as compared to 1995.

Primarily due to lower average cash balances and lower average interest rates on short-term interest bearing instruments, interest income on short-term investments decreased during the nine months ended September 30, 1996 as compared to the same period in 1995. Proceeds received from the August 1996 sale of the Partnership's interest in the Alzina Office Building loan were invested in short-term investments prior to their distribution in October 1996 and resulted in increased interest income during the quarter ended September 30, 1996 as compared to the same period in 1995.

The Alzina Office Building loan bore interest at a contractually-fixed interest rate. The loan also provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, the loan agreement allowed the Partnership to receive a percentage of rental income exceeding a base amount. This participation income was reflected in the accompanying Statements of Income and Expenses when received. The Partnership received participation income on the Alzina Office Building loan during the nine months ended September 30, 1996 and 1995.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with its response to a tender offer and certain related litigation during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

During the third quarter of 1996, the Partnership recognized a gain of $306,759 in connection with the sale of its interest in the Alzina Office Building loan.

During the second quarter of 1996, the Partnership recognized a gain of $3,731,149 in connection with the sale of Cumberland Pines Apartments.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $7,349,000 as of September 30, 1996 when compared to December 31, 1995 primarily due to the sale of the Partnership's interest in the Alzina Office Building loan. The Partnership generated cash flow totaling approximately $1,879,000 from its operating activities primarily as a result of the net interest income earned on its investment in loan receivable, the operations of its properties, and the interest received on its short-term investments, net of the payment of administrative expenses. The Partnership also generated cash flow from its investing activities of approximately $17,391,000 primarily due to the receipt of proceeds totaling approximately $8,904,000 from the sale of the Cumberland Pines Apartments and $8,814,000 from the sale of the Partnership's interest in the Alzina Office Building loan. The Partnership's financing activities consisted of the payment of distributions totaling approximately $10,199,000 to the Partners, repurchases of Limited Partnership Interests totaling approximately $276,000 and principal payments on the underlying loan and mortgage notes payable totaling approximately $566,000. The Partnership also made a special distribution to Limited Partners from Cash Flow and Mortgage Reductions in October 1996 as described below.

The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1996 and 1995, all four of the Partnership's remaining properties generated positive cash flow. The Cumberland Pines Apartments, which was sold in June 1996, generated positive cash flow during the nine months ended September 30, 1995 and prior to its sale in 1996.

As of September 30, 1996, the occupancy rates of the Partnership's remaining residential properties ranged from 94% to 97%, while the occupancy rate of the Parkway Distribution Center was 99%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the Partnership is in its liquidation stage. The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and the General Partner's strategy is to sell or otherwise dispose of all assets by the end of 1996. During 1996, the Partnership sold the Cumberland Pines and Sherwood Acres - Phases I and II apartment complexes. Currently, the Partnership has entered into contracts to sell the Hollowbrook Apartments and the Parkway Distribution Center for sale prices of $3,000,000 and $6,050,000, respectively. In addition, the Partnership sold its interest in the wrap-around loan collateralized by the Alzina Office Building in August 1996. Proceeds will be distributed to Limited Partners upon the sale or disposition of the remaining assets.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

As mentioned above, during June 1996, the Partnership sold the Cumberland Pines Apartments in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $296,319 in selling costs. The remainder of the proceeds were distributed to the Partners in July 1996. See Note 5 of Notes to Financial Statements for additional information.

During October 1996, the Partnership sold the Sherwood Acres - Phases I and II apartment complexes in an all cash sale for $18,725,000. From the proceeds of the sale, the Partnership paid $11,348,198 to the third party mortgage holder in full satisfaction of the first mortgage loans, paid $426,541 in selling costs, and paid $453,928 of prepayment penalties. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until February 1997. See Note 7(b) of Notes to Financial Statements for additional information.

During August 1996, the Partnership sold its interest in the Alzina Office Building loan for $9,153,755. The purchaser acquired the Alzina Office Building loan receivable subject to the existing underlying mortgage loan in the amount of $2,816,504. From the proceeds of the sale, the Partnership paid $339,500 in selling costs. A majority of the remaining proceeds were distributed to the Partners in October 1996. See Note 4 of the Notes to the Financial Statements for additional information.

In October 1996, the Partnership paid $7,395,876 to the holders of Limited Partnership Interests representing the quarterly distribution of Cash Flow of $6.00 per Interest for the third quarter of 1996 and special distributions of $81.00 per Interest consisting of $29.00 per Interest from Cash Flow and $52.00 per Interest from Mortgage Reductions received in connection with the sale of the Partnership's interest in the Alzina Office Building loan. The level of the regular quarterly distribution remained unchanged from the amount distributed to Limited Partners during the second quarter of 1996. Including the October 1996 distribution, Limited Partners have received distributions totaling $1,569.68 per $1,000 Interest. Of this amount $1,046.50 represents Cash Flow from operations and $523.18 represents a return of Original Capital. In October 1996, the Partnership also paid $247,946 to the General Partner as its distributive share of Cash Flow distributed for the third quarter of 1996 and made a contribution to the Early Investment Incentive Fund in the amount of $82,649.

The Partnership expects to continue making cash distributions; however, the level of such future distributions will be dependent upon the Cash Flow generated by the receipt of property cash flow, less the payment of administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the nine months ended September 30, 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 769 Interests from Limited Partners at a total cost of $276,495.

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants have filed motions to dismiss the complaint. The court has not yet ruled on these motions.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Sherwood Acres Apartments, Phases I and II
------------------------------------------

As previously reported, on October 14, 1996, the Partnership contracted to sell Sherwood Acres Apartments, Phases I and II, to an unaffiliated party, New Plan Realty Trust, a Massachusetts business trust, for a sale price of $18,875,000. The Partnership and purchaser agreed to reduce the sale price to $18,725,000. The purchaser assigned its rights under the agreement of sale to an affiliate, New Plan Realty of Louisiana, Inc., a Delaware corporation, and the sale closed on October 31, 1996. The purchaser received a $308,693 credit against the sale price relating to fire damage at the property. The Partnership retains all rights to any insurance proceeds relating to the damage.

From the proceeds of the sale, the Partnership paid the total outstanding balances of the two first mortgage loans collateralized by the property of $11,348,198, along with prepayment penalties of $453,928. In addition, the Partnership paid $234,062 to an unaffiliated party as a brokerage commission, $140,438 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property, and other selling costs totaling $52,041. The Partnership received the remaining $6,496,333 of sale proceeds. Of such proceeds, $250,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 120 days after closing.

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

(10) (i)(a) Agreement of Sale and attachment thereto relating to the sale of Cumberland Pines Apartments, Atlanta, Georgia, previously filed as Exhibit (10) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

(b) First, Second and Third Amendments to Agreement of Sale and Escrow Trust Instructions relating to the sale of Cumberland Pines Apartments, Atlanta, Georgia, previously filed as Exhibits (99)(a)(b) and (c) to the Registrant's Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(ii) Purchase and Sale Agreement regarding the sale of the Partnership's interest in the Alzina Office Building loan, previously filed as Exhibit (10)
(iii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(iii)(a)Agreement of Sale and attachment thereto and Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Parkway Commerce Center, Fort Lauderdale, Florida, previously filed as Exhibits 2(a) and 2(b) to the

Registrant's Current Report on Form 8-K dated August 13, 1996, are incorporated herein by reference.

(b) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Parkway Commerce Center, Fort Lauderdale, Florida, previously filed as Exhibit (99) to the Registrant's Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

(iv)(a) Agreement of Sale and attachment thereto and First Amendment to Agreement of Sale relating to the sale of Hollowbrook Apartments, Orlando, Florida, previously filed as Exhibits 2(a) and 2(b) to the Registrant's Current Report on Form 8-K dated September 17, 1996, are incorporated herein by reference.

(b) Letter Agreement relating to the sale of Hollowbrook Apartments, Orlando, Florida, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(v)(a) Agreement of Sale and attachment thereto relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(b) First Amendment to Agreement of Sale relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, is attached hereto.

(c) Second Amendment to Agreement of Sale relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine-month period ended September 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated June 28, 1996, was filed reporting a contract to sell Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, which was subsequently terminated, and the closing of the sale of Cumberland Pines Apartments, Atlanta, Georgia.

(ii) A Current Report on Form 8-K dated August 13, 1996 was filed reporting the contract to sell Parkway Commerce Center, Fort Lauderdale, Florida and the termination of the contract to sell Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana.

(iii) A Current Report on Form 8-K dated September 17, 1996 reporting the contract to sell Hollowbrook Apartments (formerly known as Curry Ford Apartments), Orlando, Florida; the amendment to the contract to sell Parkway Commerce Center, Fort Lauderdale, Florida; and the closing of the sale of the Partnership's interest in the Alzina Office Building loan.

(iv) A Current Report on Form 8-K dated October 14, 1996, was filed reporting a contract to sell Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, and a letter agreement relating to Hollowbrook Apartments, Orlando, Florida.

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



                              By: /s/Jayne A. Kosik
                                  ----------------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Mortgage Advisors, the General Partner



Date: November 13, 1996
      -------------------------------