Form 10-K
period 1996-12-31
BALCOR PENSION INVESTORS II
filed 1997-03-28
CIK 350845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

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

Item 1. Business
----------------

Balcor Pension Investors-II (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $85,010,000 from sales of Limited Partnership Interests. The Registrant's operations consisted of investing in wrap-around mortgage loans and, to a lesser extent, investing in other junior mortgage loans and first mortgage loans. The Registrant also operated properties acquired through foreclosure. All information included in this report relates to this industry segment.

The Registrant originally funded thirty-three loans. A portion of the Mortgage Reductions generated by repayments of its loans was reinvested in three additional loans, a portion was added to the Registrant's working capital reserves, and the remainder was distributed to the Limited Partners. As a result of the repayments, foreclosures, and write-offs of thirty-five loans, and the sale of the remaining loan in 1996, the Registrant has no loans in its portfolio at December 31, 1996. Thirteen properties were acquired through foreclosure and the Registrant has disposed of all of its properties, including five properties in 1996. As of December 31, 1996, the Registrant has no properties remaining in its portfolio.

The Registrant sold its remaining property, Parkway Distribution Center, in December 1996. A majority of the proceeds were distributed to Limited Partners in January 1997. The Registrant has retained a portion of the cash to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

During June, October and December 1996, the Registrant sold the Cumberland Pines, Sherwood Acres - Phases I and II and Hollowbrook apartment complexes in all cash sales for $9,200,000, $18,725,000 and $3,000,000, respectively. During December 1996, the Registrant sold the Parkway Distribution Center in an all cash sale for $6,050,000. See "Other Information" and "Item 7. Liquidity and Capital Resources" for additional information.

During August 1996, the Registrant sold its interest in the Alzina Office Building loan for $9,153,755. See Item 7. "Liquidity and Capital Resources" for additional information.

The officers and employees of Balcor Mortgage Advisors, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
------------------

Hollowbrook Apartments
-----------------------

As previously reported, on September 17, 1996, the Registrant contracted to sell Hollowbrook Apartments, Orlando, Florida, to an unaffiliated party, Housing Systems, Incorporated, a Georgia corporation, for a sale price of $3,000,000. The purchaser assigned its rights under the agreement of sale to one of its affiliates, H & G Partnership Limited Partnership, a Georgia limited partnership, and the sale closed on December 9, 1996. From the proceeds of the sale, the Registrant paid $120,000 to an unaffiliated party as a brokerage commission, $37,500 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and $35,095 in closing costs. The Registrant received the remaining proceeds of approximately $2,807,000.

Parkway Commerce Center
-----------------------

As previously reported, on August 13, 1996, the Registrant contracted to sell Parkway Commerce Center, Fort Lauderdale, Florida, to an unaffiliated party, Parkway Commerce Center, Ltd., a Florida limited partnership. The sale closed on December 16, 1996. The sale price was $6,050,000. From the proceeds of the sale, the Registrant repaid the outstanding balance of the first mortgage loans of $653,040 and paid a total of $178,500 to two unaffiliated parties as a brokerage commission, a prepayment penalty of $20,389 and $47,250 in closing costs. The purchaser received a $87,981 credit against the sale price relating to certain unleased tenant space at the property. The Registrant received the remaining proceeds of approximately $5,063,000.

Item 2. Properties
------------------

The Registrant no longer owns any physical properties.

Item 3.  Legal Proceedings
--------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726, U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates were the defendants. The complaint alleged violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleged breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint sought compensatory and punitive damages.

A settlement of these proceedings was approved by the District Court on November 20, 1996 on the terms previously described in the form of settlement agreement attached as Exhibit 99 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. Distributions to be paid pursuant to the settlement were paid in February 1997. All proceedings relating to this matter are now dismissed.

Proposed Class and Derivative Action Lawsuits
----------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and one will not develop. For information regarding previous distributions, see "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", below.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 5,256.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                   ------------ ----------  ----------  ----------  ----------

Total income         $6,247,758 $4,965,565 $5,025,224  $4,042,705    $3,967,752
Recovery of losses
  on loans, real
  estate and
  accrued interest
  receivable          3,402,517    700,000  1,200,000        None          None
Provision for
  losses on loans,
  real estate and
  accrued interest
  receivable            284,573    700,000  1,200,000        None     3,780,000
Income (loss) before
  gains on sale of
  assets and
  extraordinary item  5,326,428  3,911,624  3,296,690   3,441,260     (447,588)
Net income           13,286,853  3,911,624  3,296,690   3,441,260        51,158
Net income per
  average number
  of Limited Partner-
  ship Interests
  outstanding            139.42      46.12      38.23       39.64           .59
Total assets         19,533,757 36,089,582 41,439,470  49,823,027    50,793,577
Mortgage notes
  payable                  None 12,138,360 12,296,687  15,862,096    17,179,483
Distributions per
  Limited Partner-
  ship Interest(A)       214.10     103.18      82.50       21.25         29.75

(A)These amounts include distributions of Original Capital of $112.00, $41.18 $62.50 per Limited Partnership Interest for the years 1996, 1995 and 1994, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Pension Investors-II (the "Partnership") sold all of its remaining investments, including five properties and one loan receivable. As a result, the Partnership recognized significant gains, which was the primary reason for the increase in net income during 1996 as compared to 1995. In addition, the Partnership recognized a recovery of the previously established loss allowance related to the Alzina Office Building loan which contributed to the increase in net income during 1996. During 1995, operations continued to improve at all of the properties owned by the Partnership resulting in an increase in net income during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The repayment of the Stonegate Austin Mobile Home Park wrap-around loan in March 1995 and the sale of the Partnership's interest in the Alzina Office Building wrap-around loan in August 1996 resulted in a decrease in net interest income on loans receivable during 1996 as compared to 1995.

The sale of the Partnership's interest in the Alzina Office Building loan, and the related payoff of the underlying mortgage, resulted in a decrease in interest expense on loans payable during 1996 as compared to 1995.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1996, the Partnership did not operate any properties. The Partnership sold the Cumberland Pines, Sherwood Acres - Phases I and II and Hollowbrook apartment complexes in June, October and December 1996, respectively. In addition, the Partnership sold the Parkway Distribution Center in December 1996. Original funds advanced by the Partnership totaled approximately $13,339,000 for these real estate investments. The property sales resulted in a decrease in income from operations of real estate held for sale during 1996 as compared to 1995. Contributing to the decrease in income from operations during 1996 was increased repair and maintenance expense at the Hollowbrook Apartments for roof repairs and at the Sherwood Acres - Phases I and II Apartments for replacement of floor coverings and the completion of structural, asphalt and pool repairs. These expenditures were incurred to prepare the properties for sale in 1996.

The Alzina Office Building loan bore interest at a contractually-fixed interest rate. The loan also provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, the loan agreement allowed the Partnership to receive a percentage of rental income exceeding a base amount. This participation income was reflected in the accompanying Statements of Income and Expenses when received. The Partnership received participation income on the Alzina Office Building loan during 1995 and prior to its sale in August 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized a recovery of $3,302,517 related to its loan, and recognized a provision of $284,573, a recovery of $100,000 and a write off of a previously established allowance of $684,573 related to the Partnership's real estate held for sale. During 1995, the Partnership recognized a provision of $700,000 related to its loans and a recovery of $700,000 related to its real estate held for sale. The provisions were recognized to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with its response to a tender offer during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

During 1996, the Partnership recognized a gain for financial statement purposes of $306,759 in connection with the sale of its interest in the Alzina Office Building loan, exclusive of the recovery of a previously established loss allowance related to this loan of $3,302,517.

During 1996, the Partnership sold the Cumberland Pines and Sherwood Acres Phases I and II apartment complexes and the Parkway Distribution Center. As a result, the Partnership recognized gains in connection with these sales totaling $8,227,212 for financial statement purposes.

In connection with the 1996 sale of the Sherwood Acres-Phases I and II apartment complexes, the Partnership paid prepayment penalties of $453,928 and wrote off the remaining unamortized deferred financing fees related to the properties of $99,229. In addition, the Partnership paid a prepayment penalty in connection with the 1996 sale of the Parkway Distribution Center of $20,389. These amounts were recognized as extraordinary items in 1996 and classified as debt extinguishment expenses of $573,546 for financial statement purposes.

1995 Compared to 1994
---------------------

The repayments of the Tudor Heights Apartments first mortgage loan and the North Arch Village Apartments wrap-around loan in January and March 1994, respectively, resulted in a decrease in interest income on loans receivable during 1995 as compared to 1994. This decrease was partially offset by additional interest income of approximately $219,000 received in conjunction with the repayment of the Stonegate Austin Mobile Home Park wrap-around loan in March 1995.

The North Arch Village and Stonegate Austin loan repayments resulted in a decrease in interest expense on loans payable during 1995 as compared to 1994.

At December 31, 1995, the Partnership was operating five properties. Higher rental income due to higher average occupancy levels and rental rates at all of the properties, as well as lower repair and maintenance expenditures at the Hollowbrook and Sherwood Acres - Phases I and II apartment complexes, were the primary reasons for the increase in income from operations of real estate held for sale during 1995 as compared to 1994. In addition, refunds relating to prior years' taxes were received during 1995 from the local taxing authorities at the Parkway Distribution Center and the Hollowbrook Apartments. These refunds, combined with lower real estate taxes during 1995 at the Parkway Distribution Center and the Hollowbrook Apartments and the cessation of interest expense on the Cumberland Pines Apartment's mortgage note upon repayment of the loan in 1994, also contributed to the increase.

A special distribution to Limited Partners was made in April 1995 from the proceeds received in connection with the Tudor Heights and North Arch Village mortgage loan repayments. Prior to this distribution, these proceeds were invested in short-term investments. As a result interest income on short-term investments decreased during 1995 as compared to 1994.

The Partnership received participation income on the Alzina Office Building loan during 1995 and 1994.

The Partnership received a prepayment premium of $291,000 in January 1994 in connection with the Tudor Heights loan repayment.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $13,951,000 as of December 31, 1996 when compared to December 31, 1995 primarily due to net proceeds received from the sales of five properties and from the sale of the Partnership's interest in the Alzina Office Building loan. The Partnership generated cash flow totaling approximately $1,336,000 from its operating activities primarily as a result of the net interest income earned on its investment in loan receivable, the operations of its properties, and the interest received on its short-term investments, net of the payment of administrative expenses. The Partnership also generated cash flow from its investing activities of approximately $44,375,000 primarily due to the receipt of proceeds, less selling costs, totaling approximately $35,888,000 from the sales of the properties and $8,814,000 from the sale of the Partnership's interest in the Alzina Office Building loan. The Partnership's financing activities primarily consisted of the payment of distributions totaling approximately $17,233,000 to the Partners, repurchases of Limited Partnership Interests totaling approximately $290,000, principal payments on the underlying loan and mortgage notes payable totaling approximately $575,000, as well as the repayment of mortgage notes payable of approximately $12,001,000 in connection with the property sales. The Partnership also made a special distribution to Limited Partners from Cash Flow and Mortgage Reductions in January 1997 as described below.

The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During 1995 and prior to being sold in 1996, all five of the Partnership's properties generated positive cash flow.

The Partnership sold its remaining property, Parkway Distribution Center, in December 1996. A majority of the proceeds were distributed to Limited Partners in January 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In June 1996, the Partnership sold the Cumberland Pines Apartments in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $153,200 in selling costs. The remainder of the proceeds were distributed to the Partners in July 1996. See Note 7 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Sherwood Acres - Phases I and II apartment complexes in an all cash sale for $18,725,000. From the proceeds of the sale, the Partnership paid $11,348,198 to the third party mortgage holder in full satisfaction of the first mortgage loans, paid $427,281 in selling costs, and paid $453,928 of prepayment penalties. Pursuant to the terms of the sale, the Partnership retained $250,000 of the proceeds until February 1997, which has since been released and will be distributed to the Partners in 1997. A majority of the remaining proceeds were distributed to the Partners in January 1997. See Note 7 of Notes to Financial Statements for additional information.

In August 1996, the Partnership sold its interest in the Alzina Office Building loan for $9,153,755. The purchaser acquired the Alzina Office Building loan receivable subject to the existing underlying mortgage loan in the amount of $2,816,504. From the proceeds of the sale, the Partnership paid $339,500 in selling costs. A majority of the remaining proceeds were distributed to the Partners in October 1996. See Note 6 of the Notes to the Financial Statements for additional information.

In December 1996, the Partnership sold the Hollowbrook Apartments in an all cash sale for $3,000,000. From the proceeds of the sale, the Partnership paid $192,595 in selling costs. Pursuant to the terms of the sale, $50,000 of the proceeds will be retained by the Partnership until March 1997. A majority of the remaining proceeds were distributed to the Partners in January 1997. See
Note 7 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Parkway Distribution Center in an all cash sale for $6,050,000. The purchaser was given a credit of $87,981 relating to certain tenant vacancies, resulting in a net sale price of $5,962,019. From the proceeds of the sale, the Partnership paid $653,040 to the third party mortgage holder in full satisfaction of the first mortgage loans, paid $225,750 in selling costs, and paid a prepayment penalty of $20,389. A majority of the remaining proceeds were distributed to the Partners in January 1997. See Note 7 of Notes to Financial Statements for additional information.

The Partnership made four distributions totaling $213.00, $103.18 and $82.50 per Interest in 1996, 1995 and 1994, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $101.00 of Cash Flow and $112.00 of Mortgage Reductions in 1996, $62.00 of Cash Flow and $41.18 of Mortgage Reductions in 1995 and $20.00 of Cash Flow and $62.50 of Mortgage Reductions in 1994. The distributions of Mortgage Reductions in 1996, 1995 and 1994 resulted from loan repayments, and property and loan sales. Cash Flow distributions increased between 1996 and 1995 due to the payment of special distributions of $48.00 and $29.00 per Interest from Cash Flow reserves in July and October 1996, respectively. Cash Flow distributions also increased between 1995 and 1994 due to the payment of a special distribution of $42.00 per Interest from Cash Flow reserves in July 1995.

In January 1997, the Partnership paid $10,243,713 ($120.50 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of Cash Flow of $5.50 per Interest for the fourth quarter of 1996 and a special distribution of $115.00 per Interest from proceeds received in connection with the sale of the Sherwood Acres - Phases I and II and Hollowbrook apartment complexes and the Parkway Distribution Center. The level of the regular quarterly distribution decreased from the amount distributed to Limited Partners during the third quarter of 1996 primarily due to decreased Cash Flow resulting from the loan repayment and property sales in 1996. Including the January 1997 distribution, Limited Partners have received distributions totaling $1,690.18 per $1,000 Interest. Of this amount $1,052.00 represents Cash Flow from operations and $638.18 represents a return of Original Capital. In January 1997, the Partnership also paid $38,963 to the General Partner as its distributive share of Cash Flow distributed for the fourth quarter of 1996 and made a contribution to the Early Investment Incentive Fund in the amount of $12,988. The Partnership will distribute any remaining available proceeds and Cash Flow reserves for distribution in April 1997. In February 1997, the General Partner made a settlement payment of $35,067 ($.47 per $1,000 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. class action lawsuit.

During 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 826 Interests from Limited Partners at a total cost of $289,903. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young L.L.P., who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young L.L.P. on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young L.L.P. would have caused Ernst & Young L.L.P. to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS
               -----                              --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,289 in 1996 with respect to one of the executive officers and directors of Balcor Mortgage Advisors, the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. The Registrant has not paid and does not intend to pay any remuneration to the remaining executive officers and directors of the General Partner. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

         Limited Partnership   52 Interests      Less than 1%
           Interests

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

(b) First Amendment to Agreement of Sale relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, previously filed as Exhibit (10)(v)(b) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c) Second Amendment to Agreement of Sale relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, previously filed as Exhibit (10)(v)(c) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-10225) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. previously filed as Exhibit (99) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated September 17, 1996 was filed reporting the contract to sell Hollowbrook Apartments (formerly known as Curry Ford Apartments), Orlando, Florida; the amendment to the contract to sell Parkway Commerce Center, Fort Lauderdale, Florida; and the closing of the sale of the Registrant's interest in the Alzina Office Building loan, is incorporated herein by reference.

(ii) A Current Report on Form 8-K dated October 14, 1996 was filed reporting the contract to sell Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, and a letter agreement relating to the Hollowbrook Apartments, Orlando, Florida, is incorporated herein by reference.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-II


                         By: /s/Jayne A. Kosik
                             ------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Mortgage Advisors,
                             the General Partner

Date: March 26, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
-------------------------------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors, the General Partner      March 26, 1997
--------------------                                        --------------
  Thomas E. Meador
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor Mortgage Advisors, the
 /s/Jayne A. Kosik       General Partner                    March 26, 1997
--------------------                                        ---------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors-II:

We have audited the accompanying balance sheets of Balcor Pension Investors-II (An Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-II at December 31, 1996 and 1995, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all it interests in real estate. At December 31, 1996, the Partnership has disposed of all its real estate interests. Upon resolution of the litigation described in Note 10 to the financial statements, the Partnership intends to cease operations and dissolve.




                                             /s/Coopers & Lybrand L.L.P.

                                             COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 26, 1997

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-II:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Pension Investors-II (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Pension Investors-II (An Illinois Limited Partnership) for the year ended December 31, 1994, in conformity with generally accepted accounting principles.




                                        /s/Ernst & Young LLP

                                        ERNST & YOUNG LLP





Chicago, Illinois
March 20, 1995

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $ 16,852,472    $  2,901,014
Cash and cash equivalents - Early Investment
  Incentive Fund                                1,969,827         308,993
Escrow deposits                                                   113,962
Accounts and accrued interest receivable          711,458         250,265
Prepaid expenses                                                   77,752
Deferred expenses, net of accumulated
  amortization of $195,352 in 1995                                151,830
                                             -------------   -------------
                                               19,533,757       3,803,816
                                             -------------   -------------
Investment in loan receivable:
  Wrap-around loan receivable                                  11,324,000
Less:
  Loan payable - underlying mortgage                            3,254,087
  Allowance for potential loan loss                             3,302,517
                                                             -------------
Net investment in loan receivable                               4,767,396
Real estate held for sale (net of allowance
  of $500,000 in 1995)                                         27,518,370
                                                             -------------
                                                               32,285,766
                                             -------------   -------------
                                             $ 19,533,757    $ 36,089,582
                                             =============   =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                             $    110,948    $    197,880
Due to affiliates                                  79,549          19,370
Other liabilities                                                 154,471
Mortgage notes payable                                         12,138,360
                                             -------------   -------------
     Total liabilities                            190,497      12,510,081
                                             -------------   -------------
Commitments and contingencies
Limited Partners' capital (85,010
  Interests issued)                            23,962,626      29,692,815
Less Interests held by Early Investment
  Incentive Fund (8,136 in 1996
  and 7,310 in 1995)                           (5,015,607)     (4,725,704)
                                             -------------   -------------
                                               18,947,019      24,967,111
General Partner's capital (deficit)               396,241      (1,387,610)
                                             -------------   -------------
     Total partners' capital                   19,343,260      23,579,501
                                             -------------   -------------
                                             $ 19,533,757    $ 36,089,582
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994


                                  Partners' Capital (Deficit) Accounts
                               ------------- -------------- --------------
                                                 General        Limited
                                   Total         Partner        Partners
                               ------------- -------------- --------------

Balance at December 31, 1993   $ 32,638,613  $  (1,347,331) $  33,985,944
Repurchase of 981 Limited
  Partnership Interests            (432,537)                     (432,537)
Cash distributions (A)           (6,734,204)      (141,684)    (6,592,520)
Net income for the year
  ended December 31, 1994         3,296,690        247,252      3,049,438
                               ------------- -------------- --------------
Balance at December 31, 1994     28,768,562     (1,241,763)    30,010,325
Repurchase of 1,433 Limited
  Partnership Interests            (537,463)                     (537,463)
Cash distributions (A)           (8,563,222)      (439,219)    (8,124,003)
Net income for the year
  ended December 31,1995          3,911,624        293,372      3,618,252
                               ------------- -------------- --------------
Balance at December 31, 1995     23,579,501     (1,387,610)    24,967,111
Repurchase of 826 Limited
  Partnership Interests            (289,903)                     (289,903)
Cash distributions (A)          (17,140,072)      (715,501)   (16,424,571)
Deemed distribution (B)             (93,119)                      (93,119)
Net income for the year
  ended December 31, 1996        13,286,853      2,499,352     10,787,501
                               ------------- -------------- --------------
Balance at December 31, 1996   $ 19,343,260  $     396,241  $  18,947,019
                               ============= ============== ==============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                    1996           1995           1994
                               ------------- -------------- --------------

            First Quarter      $       6.00  $        5.00  $        5.00
            Second Quarter             6.00          30.00          47.50
            Third Quarter            114.00          63.18          25.00
            Fourth Quarter            87.00           5.00           5.00

(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the Cumberland Pines Apartments.

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                    1996           1995           1994
                               ------------- -------------- --------------
Income:
  Interest on loans
    receivable                 $    940,283  $   1,770,802  $   1,991,074
  Less interest on loans
    payable - underlying
    mortgages                       177,681        319,438        466,076
                               ------------- -------------- --------------
  Net interest income on
    loans                           762,602      1,451,364      1,524,998
  Income from operations
    of real estate held
    for sale                      1,347,251      2,215,579      1,344,513
  Interest on short-term
    investments                     324,895        358,245        441,103
  Participation income              410,493        240,377        223,610
  Prepayment premium                                              291,000
  Recovery of losses on loans,
    real estate and accrued
    interest receivable           3,402,517        700,000      1,200,000
                               ------------- -------------- --------------
    Total income                  6,247,758      4,965,565      5,025,224
                               ------------- -------------- --------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable             284,573        700,000      1,200,000
  Administrative                    636,757        353,941        528,534
                               ------------- -------------- --------------
    Total expenses                  921,330      1,053,941      1,728,534
                               ------------- -------------- --------------
Income before gain on sale of
  loan receivable, gains on
  sales of real estate and
  extraordinary item              5,326,428      3,911,624      3,296,690

Gain on sale of loan receivable     306,759
Gains on sales of real estate     8,227,212
                               ------------- -------------- --------------
Income before extraordinary
  item                           13,860,399      3,911,624      3,296,690

Extraordinary Item:
  Debt extinguishment expense      (573,546)
                               ------------- -------------- --------------
Net Income                     $ 13,286,853  $   3,911,624  $   3,296,690
                               ============= ============== ==============
Income before extraordinary
  item allocated to General

  Partner                      $  2,542,368  $     293,372  $     247,252
                               ============= ============== ==============
Income before extraordinary
  item allocated to Limited
  Partners                     $ 11,318,031  $   3,618,252  $   3,049,438
                               ============= ============== ==============
Income before extraordinary
  item per average number of
  Limited Partnership Interests
  outstanding (77,375 in 1996,
  78,453 in 1995 and 79,768
  in 1994)                     $     146.28  $       46.12  $       38.23
                               ============= ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                    1996           1995           1994
                               ------------- -------------- --------------
Extraordinary item allocated
  to General Partner           $    (43,016)          None           None
                               ============= ============== ==============
Extraordinary item allocated
  to Limited Partners          $   (530,530)          None           None
                               ============= ============== ==============
Extraordinary item per average
  number of Limited Partnership
  Interests outstanding (77,375
  in 1996)                     $      (6.86)          None           None
                               ============= ============== ==============
Net income allocated to
  General Partner              $  2,499,352  $     293,372  $     247,252
                               ============= ============== ==============
Net income allocated to
  Limited Partners             $ 10,787,501  $   3,618,252  $   3,049,438
                               ============= ============== ==============
Net income per average
  number of Limited
  Partnership Interests
  outstanding (77,375 in
  1996, 78,453 in 1995 and
  79,768 in 1994)              $     139.42  $       46.12  $       38.23
                               ============= ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                    1996           1995           1994
                               ------------- -------------- --------------
Operating activities:
  Net income                   $ 13,286,853  $   3,911,624  $   3,296,690
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Debt extinguishment
        expense                      99,229
      Gain on sale of loan
        receivable                 (306,759)
      Gain on sale of real
        estate                   (8,227,212)
      Recovery of losses on
        loans, real estate
        and accrued interest
        receivable               (3,402,517)      (700,000)    (1,200,000)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable         284,573        700,000      1,200,000
      Collection of
        interest income
        due at maturity                                           943,117
      Amortization of
        deferred expenses            52,601         50,954         62,998
      Payment of deferred
        expenses                                                  (20,233)
      Settlement of
        litigation                                               (895,162)
      Net change in:
        Escrow deposits             113,962        (59,568)        34,662
        Escrow deposits -
          restricted                                81,159        138,820
        Accounts and
          accrued interest
          receivable               (461,193)       (30,451)       192,163
        Prepaid expenses             77,752        (65,709)       (12,043)
        Accounts payable            (86,932)        89,424        (24,685)
        Due to affiliates            60,179        (63,680)        45,919
        Other liabilities          (154,471)       (28,244)      (189,331)
                               ------------- -------------- --------------
  Net cash provided by
    operating activities          1,336,065      3,885,509      3,572,915
                               ------------- -------------- --------------
Investing activities:
  Collection of principal
    on loans receivable                          2,400,000     12,050,000
  Proceeds from sale of loan
    receivable                    9,153,755
  Costs incurred in connection
    with sale of loan
    receivable                     (339,500)
  Improvements to real estate      (327,184)      (106,295)      (103,694)
  Proceeds from sale of
    real estate                  36,887,019
  Costs incurred in
    connection with sales
    of real estate                 (998,826)
                               ------------- -------------- --------------
  Net cash provided by
    investing activities         44,375,264      2,293,705     11,946,306
                               ------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                    1996          1995           1994
                               ------------- -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                   $(16,424,571) $  (8,124,003) $  (6,592,520)
  Deemed distribution to
    Limited Partners                (93,119)
  Distributions to General
    Partner                        (715,501)      (439,219)      (141,684)
  Increase in cash and cash
    equivalents - Early
    Investment Incentive
    Fund                         (1,660,834)      (270,755)       (35,905)
  Repurchase of Limited
    Partnership Interests          (289,903)      (537,463)      (432,537)
  Principal payments on
    underlying loans
    payable                        (437,583)      (504,499)      (540,452)
  Repayment of underlying
    loans payable                                 (943,416)      (926,667)
  Principal payments on
    mortgage notes payable         (137,122)      (158,327)      (195,857)
  Repayment of mortgage
    notes payable               (12,001,238)                   (3,369,552)
                               ------------- -------------- --------------
  Cash used in
    financing activities        (31,759,871)   (10,977,682)   (12,235,174)
                               ------------- -------------- --------------

Net change in cash and cash
  equivalents                    13,951,458     (4,798,468)     3,284,047
Cash and cash equivalents
  at beginning of year            2,901,014      7,699,482      4,415,435
                               ------------- -------------- --------------
Cash and cash equivalents
  at end of year               $ 16,852,472  $   2,901,014  $   7,699,482
                               ============= ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its remaining property, Parkway Distribution Center, in December 1996. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 10 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

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

(b) The Partnership recorded wrap-around mortgage loans at the face amount of the mortgage instrument, which included the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligation. The underlying mortgage obligation was recorded as a reduction of the wrap-around mortgage loan and the resulting balance represented the Partnership's net advance to the borrower. The Partnership was responsible for making periodic payments to the underlying mortgage lender only to the extent that payments as required by the wrap-around mortgage agreement were received by the Partnership from the borrower.

(c) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan. Income on non-accrual loans or loans which were otherwise not performing in accordance with their terms was recorded on a cash basis.

Various loan agreements provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, certain loan agreements allowed the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(d) Loan losses on mortgage notes receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"). Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value is recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(e) Deferred expenses consist of loan application and processing fees and mortgage brokerage fees which are amortized over the terms of the respective agreements, and leasing commissions which are amortized over the life of each respective lease. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

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

(i) Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements from operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(j) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(k) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(l) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1996 for financial statement purposes.

(m) Several reclassifications have been made to the previously reported 1994 financial statements to conform with the classification used in 1996 and 1995, including a reclassification of mortgage servicing fees to administrative expenses. These reclassifications have not changed the 1994 results.

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

Amounts placed in the Fund may, at the sole discretion of the General Partner and subject to certain limitations, be used to repurchase Interests from existing Limited Partners. During 1996, the Fund repurchased 826 Interests at a cost of $289,903. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund.

4. Investment in Loans Receivable:

(a) The Alzina Office Building wrap-around loan receivable, which was funded in 1982, had a balance of $11,324,000 at December 31, 1995. The underlying loan payable had a balance of $3,254,087 at December 31, 1995. The loan was scheduled to mature in 1997; however, the Partnership sold its interest in the loan in August 1996 as described in Note 6 of Notes to Financial Statements.

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

Net interest income relating to impaired loans would have been $44,000 in 1995 and $239,000 in 1994. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses (cash and accrual basis) amounted to $286,000 in 1995 and $187,000 in 1994.

5. Allowance for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowance for losses on loans and real estate held for sale during the three years ended December 31, 1996 is described in the table below.
                                    1996          1995          1994
                                ------------  -----------   -----------
    Loans:
     Balance at beginning of
      year                      $ 3,302,517  $ 2,602,517   $ 4,166,443
       Provision charged to
       income                          None      700,000          None
       Recovery of provision
       previously charged to
       income                   (3,302,517)         None   (1,200,000)
       Direct write-off of loans
       against allowance               None         None     (363,926)
                                ------------  ------------  ------------
      Balance at the end of
       the year                        None  $ 3,302,517   $ 2,602,517
                                ============  ============  ============

    Real Estate Held for Sale:
      Balance at beginning of
       year                        $500,000  $ 1,200,000          None
      Provision charged to
       income                       284,573         None   $ 1,200,000
      Recovery of provision
       previously charged
       to income                  (100,000)    (700,000)          None
      Direct write-off of
        real estate held for
        sale against
        allowance                 (684,573)
                                -----------   -----------  -------------
      Balance at the end of
       the year                        None  $   500,000   $ 1,200,000
                                 ===========  ===========   ============

6. Loan Receivable Sale and Repayments:

(a) In August 1996, the Partnership sold its interest in the $11,324,000 Alzina Office Building loan for $9,153,755. The purchaser acquired the Alzina Office Building loan receivable subject to the existing underlying mortgage loan in the amount of $2,816,504. From the proceeds of the sale, the Partnership paid $339,500 in selling costs. For financial statement purposes, the Partnership recognized a gain of $306,759 from the sale of its interest in this loan. The Partnership also recognized a recovery of the previously established loss allowance related to this loan of $3,302,517.

(b) In March 1995, the Partnership received $2,625,437 as payment in full on the Stonegate Austin wrap-around loan, from which the underlying first mortgage loan of $943,416 was repaid. The face amount of the Partnership's loan was $2,400,000. The amount received consists of the net receivable of $1,456,584 and additional interest of $225,437.

(c) In March 1994, the Partnership received $3,369,762 as payment in full on the North Arch Village Apartments' wrap-around loan, from which the underlying first mortgage loan of $926,667 was repaid. The amount received consists of the face amount of the Partnership's loan of $2,350,000, accrued interest due at maturity of $943,117 and additional interest of $76,645.

(d) In January 1994, the Partnership received $10,064,858 as payment in full on the Tudor Heights Apartments' first mortgage loan. The amount received consists of the face amount of the loan of $9,700,000, a prepayment premium of $291,000 and additional interest of $73,858. Additionally, $248,764 of interest income that had been accrued and included in the loan balance, was written off against the previously established allowance for potential loan losses.

7.  Sale of Real Estate:

(a) In June 1996, the Partnership sold the Cumberland Pines Apartments in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $153,200 in selling costs. In addition, the Partnership paid a state withholding tax of $93,119 relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $5,172,532. For financial statement purposes, the Partnership recognized a gain of $3,874,268 from the sale of this property.

(b) In October 1996, the Partnership sold the Sherwood Acres - Phases I and II apartment complexes in an all cash sale for $18,725,000. From the proceeds of the sale, the Partnership paid $11,348,198 to the third party mortgage holder in full satisfaction of the first mortgage loans, $427,281 in selling costs and $453,928 in prepayment penalties. The basis of the property was $14,504,194. For financial statement purposes, the Partnership recognized a gain of $3,793,525 from the sale of these properties.

(c) In December 1996, the Partnership sold the Hollowbrook Apartments in an all cash sale for $3,000,000. From the proceeds of the sale, the Partnership paid $192,595 in selling costs. The basis of the property was $3,491,978. For financial statement purposes, the Partnership recognized no gain or loss from the sale of this property. The Partnership wrote off $684,573 against the previously established loss allowance related to this property.

(d) In December 1996, the Partnership sold the Parkway Distribution Center in an all cash sale for $6,050,000. The purchaser was given a credit of $87,981 relating to certain tenant vacancies, resulting in a net sale price of $5,962,019. From the proceeds of the sale, the Partnership paid $653,040 to the third party mortgage holder in full satisfaction of the first mortgage loans, $225,750 in selling costs and $20,389 in prepayment penalties. The basis of the property was $5,176,850. For financial statement purposes, the Partnership recognized a gain of $559,419 from the sale of this property. The Partnership also recognized a recovery of the previously established loss allowance related to this property of $100,000.

8. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 consisted of the following:

                                                      Carrying
                                                     Amount of
                                                      Notes at
    Property                                          12/31/95
----------------                                      --------

Real estate held for sale:
--------------------------
Apartments:
Sherwood Acres
  Phase I (A)                                       $5,709,078

Sherwood Acres
  Phase II (A)                                       5,709,078

Industrial Park:
Parkway Distri-
  bution Center  (B)                                   720,204
                                                   -----------
  Total                                            $12,138,360
                                                   ===========

(A) This loan required monthly principal and interest payments at an annual interest rate of 9.33%. In October 1996 this property was sold. See Note 7 of Notes to Financial Statements for additional information.

(B) This loan required monthly principal and interest payments at an annual interest rate of 9.50%. In December 1996, this property was sold. See Note 7 of Notes to Financial Statements for additional information.

During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred interest expense of $960,788, $1,141,917 and $1,282,001 and paid interest of $960,788, $1,135,643 and $1,282,001, respectively.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Mortgage servicing fees    $8,011    None  $11,901    $920 $ 15,231  $1,185
Property management fees None None None None 235,885 None Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             13,645 $11,075   60,318   4,099   70,948  31,360
    Data processing         4,304   1,602   20,626   1,619   33,480   7,511
    Investor communica-
      tions                                  8,378    None   13,488   6,530
    Legal                  11,805   9,274   17,089   1,530    4,142   6,218
    Portfolio management   59,692  45,995   93,125  11,176   42,771  24,417
    Other                  19,934  11,603    5,031      26   20,377   5,829


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $8,915, $39,319 and $73,320 in 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner managed all of the Partnership's properties, except for the Parkway Distribution Center, until the affiliate was sold to a third party in November 1994.

10. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

11.  Fair Value of Financial Instruments:

As of December 31, 1996 and 1995, the carrying amounts of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

As of December 31, 1995, the fair value of the Partnership's investment in the wrap-around loan receivable approximated its carrying value of $8,021,483. The fair value of the underlying loan payable was $3,079,542 and the carrying value was $3,254,087.

As of December 31, 1995, the fair value of the mortgage notes payable was based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, which approximated the carrying value.

12. Settlement of Litigation:

A settlement has received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The settlement had no material impact on the Partnership.

13. Extraordinary Item:

In connection with the 1996 sale of the Sherwood Acres-Phases I and II apartment complexes, the Partnership paid prepayment penalties of $453,928 and wrote off the remaining unamortized deferred financing fees related to the property of $99,229. In addition, the Partnership paid a prepayment penalty in connection with the 1996 sale of the Parkway Distribution Center of $20,389. These amounts were recognized as extraordinary items in 1996 and classified as debt extinguishment expenses of $573,546 for financial statement purposes.

14. Subsequent Events:

(a) In January 1997, the Partnership paid $10,243,713 ($120.50 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of Cash Flow of $5.50 per Interest for the fourth quarter of 1996 and a special distribution of $115.00 per Interest in from proceeds received in connection with the sale of the Sherwood Acres - Phases I and II and Hollowbrook apartment complexes, and the Parkway Distribution Center.

(b) In February 1997, the General Partner made a settlement payment of $35,067 ($.47 per $1,000 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. class action lawsuit.