Form 10-Q
period 1997-03-31
BALCOR PENSION INVESTORS II
filed 1997-05-09
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                    1997          1996
                                              -------------- -------------
Cash and cash equivalents                     $   6,747,761  $ 16,852,472
Cash and cash equivalents - Early Investment
  Incentive Fund                                  2,993,534     1,969,827
Accounts and accrued interest receivable            358,662       711,458
                                              -------------- -------------
                                              $  10,099,957  $ 19,533,757
                                              ============== =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $      19,299  $    110,948
Due to affiliates                                    74,226        79,549
                                              -------------- -------------
     Total liabilities                               93,525       190,497
                                              -------------- -------------

Commitments and contingencies

Limited Partners' capital (85,010
  Interests issued)                              14,630,274    23,962,626

Less Interests held by Early Investment
  Incentive Fund (8,136 in 1997
  and 1996)                                      (5,015,607)   (5,015,607)
                                              -------------- -------------
                                                  9,614,667    18,947,019
General Partner's capital                           391,765       396,241
                                              -------------- -------------
     Total partners' capital                     10,006,432    19,343,260
                                              -------------- -------------
                                              $  10,099,957  $ 19,533,757
                                              ============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)


                                                   1997           1996
                                              -------------- -------------
Income:
  Interest on loan receivable                                $    368,030

  Less interest on loan payable -
    underlying mortgage                                            69,115
                                                             -------------
  Net interest income on loan                                     298,915

  (Loss) income from operations of real
    estate held for sale                      $    (104,614)      514,975
  Interest on short-term investments                151,207        33,871
                                              -------------- -------------
    Total income                                     46,593       847,761
                                              -------------- -------------
Expenses:
  Administrative                                    106,268        83,983
                                              -------------- -------------
                                                    106,268        83,983
                                              -------------- -------------
Net (loss) income                             $     (59,675) $    763,778
                                              ============== =============
Net (loss) income allocated to
  General Partner                             $      (4,476) $     57,283
                                              ============== =============
Net (loss) income allocated to
  Limited Partners                            $     (55,199) $    706,495
                                              ============== =============
Net (loss) income per average number of
  Limited Partnership Interests
  outstanding (76,874 in 1997 and
  77,700 in 1996)                             $       (0.72) $       9.09
                                              ============== =============
Distribution to General Partner               $      38,963  $     42,505
                                              ============== =============
Settlement Distribution to Limited Partners   $      13,828          None
                                              ============== =============
Distribution to Limited Partners              $   9,263,325  $    466,202
                                              ============== =============
Distribution per Limited Partnership
  Interest outstanding                        $      120.50  $       6.00
                                              ============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                    1997          1996
                                              -------------- -------------
Operating activities:
  Net (loss) income                           $     (59,675) $    763,778
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Amortization of deferred expenses                            10,152
      Net change in:
        Escrow deposits                                           (78,405)
        Accounts and accrued interest
          receivable                                352,796        96,089
        Prepaid expenses                                           58,324
        Accounts payable                            (91,649)      (89,960)
        Due to affiliates                            (5,323)       12,391
        Other liabilities                                          84,559
                                              -------------- -------------
  Net cash provided by operating activities         196,149       856,928
                                              -------------- -------------

Investing activities:
  Improvements to real estate                                    (129,800)
                                                             -------------
  Cash used in investing activities                              (129,800)
                                                             -------------
Financing activities:
  Distribution to Limited Partners               (9,277,153)     (466,202)
  Distribution to General Partner                   (38,963)      (42,505)
  Contribution by General Partner                    38,963
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund              (1,023,707)      (62,806)
  Principal payments on underlying
    loan payable                                                 (142,840)
  Principal payments on mortgage
    notes payable                                                 (41,955)
                                              -------------- -------------
  Net cash used in financing activities         (10,300,860)     (756,308)
                                              -------------- -------------

Net change in cash and cash equivalents         (10,104,711)      (29,180)
Cash and cash equivalents
  at beginning of year                           16,852,472     2,901,014
                                              -------------- -------------
Cash and cash equivalents at end of period    $   6,747,761  $  2,871,834
                                              ============== =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties during 1996. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1996, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $283,106.

4. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 were:

                                        Paid         Payable
                                     ------------   ---------
     Reimbursement of expenses to
     the General Partner, at cost        $12,867     $74,226

The General Partner made a contribution of $38,963 in connection with the settlement of certain litigation as further discussed in Note 5 of Notes to Financial Statements.

5. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $38,963 to the Partnership, of which the plaintiffs' counsel received $3,896 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $35,067 ($0.42 per Interest) to members of the class pursuant to the settlement. Of the total settlement amount, $13,828 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $21,239 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

6. Contingency:

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

7. Subsequent Event:

In April 1997, the Partnership made a distribution of $4,497,032 ($52.90 per Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution of Cash Flow of $5.50 per Interest for the first quarter of 1997, $36.45 per Interest primarily from Cash Flow from the sale of the Sherwood Acres - Phases I and II apartment complexes and a special distribution of $10.95 per Interest primarily from the remaining proceeds received in connection with the sale of the Sherwood Acres - Phases I and II apartment complexes.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from prior loan repayments were used to fund three additional mortgage loans. As of March 31, 1997, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a net loss during the quarter ended March 31, 1997 as compared to net income during the same period in 1996 primarily due to the sales of the Partnership's five remaining properties and the Alzina Office Building loan in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

Due to the sale of the Partnership's interest in the Alzina Office Building loan in 1996, net interest income on loans receivable ceased during 1997 as compared to 1996.

During 1996, the Partnership sold the Parkway Distribution Center and Cumberland Pines, Hollowbrook and Sherwood Acres - Phases I and II apartment complexes which had been generating income. During 1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996 which resulted in a loss from operations of real estate held for sale.

Due to higher average cash balances as a result of the proceeds received in connection with the 1996 property sales prior to their distribution to Limited Partners, interest income on short-term investments increased during 1997 as compared to the 1996.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was accounted for as an administrative expense. See Note 5 of Notes to Financial Statements for additional information. This was the primary reason for the increase in administrative expenses during 1997 as compared to 1996.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $10,105,000 as of March 31, 1997 when compared to December 31, 1996 due to a special distribution made from proceeds received in connection with the sale of the Sherwood Acres - Phases I and II and Hollowbrook apartment complexes and the Parkway Distribution Center. The Partnership generated cash flow totaling approximately $196,000 from its operating activities primarily as a result of the interest income earned on its short-term investments, net of the payment of administrative and certain property related expenses. The Partnership also used cash of $10,301,000 to fund its financing activities which consisted primarily of the payment of distributions to the Partners.

Pursuant to the sale agreement for the Sherwood Acres - Phase I and II apartment complexes, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released to the Partnership.

In February 1997, the General Partner made a settlement payment of $35,067 ($0.42 per $1,000 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $38,963 to the Partnership, of which the plaintiffs' counsel received $3,896 pursuant to the settlement agreement. Of the total settlement amount, $13,828 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $21,239 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

In April 1997, the Partnership paid $4,497,032 ($52.90 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of Cash Flow of $5.50 per Interest for the first quarter of 1997, $36.45 per Interest primarily from Cash Flow from the sale of the Sherwood Acres - Phases I and II apartment complexes and a special distribution of $10.95 per Interest primarily from the remaining proceeds received in connection with the sale of the Sherwood Acres - Phases I and II apartment complexes. The level of the regular quarterly distribution was consistent with the amount distributed to Limited Partners for the fourth quarter of 1996. Including the April 1997 distribution, Limited Partners have received distributions totaling $1,743.08 per $1,000 Interest. Of this amount $1,093.95 represents Cash Flow from operations and $649.13 represents a return of Original Capital. In April 1997, the Partnership also paid $297,181 to the General Partner as its distributive share of Cash Flow distributed for the first quarter of 1997 and made a contribution to the Early Investment Incentive Fund in the amount of $99,060. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist, reserves may be held by the Partnership for a longer period of time.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit 4(a) to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated May 7, 1981 (Registration No. 2-70841) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-10225) is incorporated herein by reference.

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

(iii)(a) Agreement of Sale and attachment thereto and Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Parkway Commerce Center, Fort Lauderdale, Florida, previously filed as Exhibits 2(a) and 2(b) to the Registrant's Current Report on Form 8-K dated August 13, 1996, is incorporated herein by reference.

(b) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Parkway Commerce Center, Fort Lauderdale, Florida, previously filed as Exhibit (99) to the Registrant's Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

(iv)(a) Agreement of Sale and attachment thereto and First Amendment to Agreement of Sale relating to the sale of Hollowbrook Apartments, Orlando, Florida, previously filed as Exhibits 2(a) and 2(b) to the Registrant's Current Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-II



                              By:  /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors, the General Partner



                              By:  /s/ Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Mortgage Advisors, the General
                                  Partner



Date:  May 9, 1997
      ----------------