Form 10-Q
period 1997-06-30
BALCOR PENSION INVESTORS II
filed 1997-08-06
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997           1996
                                             -------------  -------------
Cash and cash equivalents                    $  1,977,331   $ 16,852,472
Cash and cash equivalents - Early Investment
  Incentive Fund                                3,565,723      1,969,827
Accounts and accrued interest receivable          126,990        711,458
                                             -------------  -------------
                                             $  5,670,044   $ 19,533,757
                                             =============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      9,299   $    110,948
Due to affiliates                                  67,261         79,549
                                             -------------  -------------
     Total liabilities                             76,560        190,497
                                             -------------  -------------

Commitments and contingencies

Limited Partners' capital (85,010
  Interests issued)                            10,518,191     23,962,626

Less Interests held by Early Investment
  Incentive Fund (8,136 in 1997 and 1996)      (5,015,607)    (5,015,607)
                                             -------------  -------------
                                                5,502,584     18,947,019
General Partner's capital                          90,900        396,241
                                             -------------  -------------
     Total partners' capital                    5,593,484     19,343,260
                                             -------------  -------------
                                             $  5,670,044   $ 19,533,757
                                             =============  =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                   1997           1996
                                             --------------  -------------
Income:
  Interest on loan receivable                                $    736,060

  Less interest on loan payable -
    underlying mortgage                                           135,059
                                                             -------------
  Net interest income on loan                                     601,001

 (Loss) income from operations of real
    estate held for sale                     $    (172,168)     1,148,681
  Interest on short-term investments               232,921         67,088
  Participation income                                            250,401
                                             --------------  -------------
    Total income                                    60,753      2,067,171
                                             --------------  -------------
Expenses:
  Administrative                                   169,554        332,755
                                             --------------  -------------
    Total expenses                                 169,554        332,755
                                             --------------  -------------
(Loss)income before gain on sale of
  real estate                                     (108,801)     1,734,416
Gain on sale of real estate                                     3,874,268
                                             --------------  -------------
Net (loss) income                            $    (108,801)  $  5,608,684
                                             ==============  =============
Net (loss) income allocated to
  General Partner                            $      (8,160)  $    420,651
                                             ==============  =============
Net (loss) income allocated to
  Limited Partners                           $    (100,641)  $  5,188,033
                                             ==============  =============
Net (loss) income per average number of
  Limited Partnership Interests
  outstanding (76,874 in 1997 and 77,697
  in 1996)                                   $       (1.31)  $      66.77
                                             ==============  =============
Distributions to General Partner             $     336,144   $     85,010
                                             ==============  =============

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)



Settlement Distribution to Limited Partners  $      13,828           None
                                             ==============  =============
Distributions to Limited Partners            $  13,329,966   $    932,404
                                             ==============  =============
Distributions per Limited Partnership        $      173.40   $      12.00
  Interest outstanding                       ==============  =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)


                                                   1997           1996
                                             --------------  -------------
Income:
  Interest on loan receivable                                $    368,030

  Less interest on loan payable -
    underlying mortgage                                            65,944
                                                             -------------
  Net interest income on loan                                     302,086

  (Loss) income from operations of real
    estate held for sale                     $     (67,554)       633,706
  Interest on short-term investments                81,714         33,217
  Participation income                                            250,401
                                             --------------  -------------
    Total income                                    14,160      1,219,410
                                             --------------  -------------
Expenses:
  Administrative                                    63,286        248,772
                                             --------------  -------------
    Total expenses                                  63,286        248,772
                                             --------------  -------------
(Loss) income before gain on sale of
  real estate                                      (49,126)       970,638
Gain on sale of real estate                                     3,874,268
                                             --------------  -------------
Net (loss) income                            $     (49,126)  $  4,844,906
                                             ==============  =============
Net (loss) income allocated to
  General Partner                            $      (3,684)  $    363,368
                                             ==============  =============
Net (loss) income allocated to
  Limited Partners                           $     (45,442)  $  4,481,538
                                             ==============  =============
Net (loss) income per average number of
  Limited Partnership Interests
  outstanding (76,874 in 1997 and 77,694
  in 1996)                                   $       (0.59)  $      57.68
                                             ==============  =============

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)



Distribution to General Partner              $     297,181   $     42,505
                                             ==============  =============
Distribution to Limited Partners             $   4,066,641   $    466,202
                                             ==============  =============
Distribution per Limited Partnership         $       52.90   $       6.00
  Interest outstanding                       ==============  =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             --------------  -------------
Operating activities:
  Net (loss) income                          $    (108,801)  $  5,608,684
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Gain on sale of real estate                              (3,874,268)
      Amortization of deferred expenses                            20,303
      Net change in:
        Escrow deposits                                           (16,290)
        Accounts and accrued interest
          receivable                               584,468       (826,895)
        Prepaid expenses                                          (68,605)
        Accounts payable                          (101,649)       (91,429)
        Due to affiliates                          (12,288)        12,662
        Other liabilities                                          79,590
                                             --------------  -------------
  Net cash provided by operating activities        361,730        843,752
                                             --------------  -------------
Investing activities:
  Improvements to real estate                                    (129,800)
  Proceeds from sale of real estate                             9,200,000
  Costs incurred in connection with
    sale of real estate                                          (153,200)
                                                             -------------
  Net cash provided by investing
    activities                                                  8,917,000
                                                             -------------
Financing activities:
  Distributions to Limited Partners            (13,343,794)      (932,404)
  Deemed distribution to Limited Partners                         (93,119)
  Distributions to General Partner                (336,144)       (85,010)
  Contribution by General Partner                   38,963
  (Increase) decrease in cash and cash
    equivalents - Early Investment
    Incentive Fund                              (1,595,896)        69,665
  Repurchase of Limited Partnership Interests                    (195,189)
  Principal payments on underlying
    loan payable                                                 (288,828)
  Principal payments on mortgage
    notes payable                                                 (84,854)
                                             --------------  -------------
  Net cash used in financing activities        (15,236,871)    (1,609,739)
                                             --------------  -------------

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Net change in cash and cash equivalents        (14,875,141)     8,151,013
Cash and cash equivalents
  at beginning of year                          16,852,472      2,901,014
                                             --------------  -------------
Cash and cash equivalents at end of period   $   1,977,331   $ 11,052,027
                                             ==============  =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) A reclassification has been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

(b) The Partnership has restated net income for the six and three month periods ended June 30, 1996 as a result of the state withholding taxes paid in connection with the sale of the Cumberland Pines Apartments. Such amount had previously been recorded as an expense of sale. The state withholding taxes are now reflected as a deemed distribution. Accordingly, there was no change to partners' capital as a result of this restatement.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the six months ended June 30, 1996, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $565,269.

4. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 were:


                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $20,559       $7,692       $67,261


The General Partner made a contribution of $38,963 in connection with the settlement of certain litigation as further discussed in Note 5 of Notes to Financial Statements.

5. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $38,963 to the Partnership, of which the plaintiffs' counsel received $3,896 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of the remaining $35,067 ($0.47 per Interest) to members of the class pursuant to the settlement. Of the settlement amount, $13,828 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $21,239 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from prior loan repayments were used to fund three additional mortgage loans. As of June 30, 1997, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a net loss during the six months and quarter ended June 30, 1997 as compared to net income during the same periods in 1996 primarily due to the sales of the Partnership's five remaining properties and the Alzina Office Building loan in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the six months and quarters ended June 30, 1997 and 1996.

Due to the sale of the Partnership's interest in the Alzina Office Building loan in 1996, net interest income on loan receivable ceased during 1997 as compared to 1996.

During 1996, the Partnership sold the Parkway Distribution Center and Cumberland Pines, Hollowbrook and Sherwood Acres - Phases I and II apartment complexes which had been generating income. During 1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996 which resulted in a loss from operations of real estate held for sale.

Due to higher average cash balances as a result of the proceeds received in connection with the 1996 property sales prior to distribution to Limited Partners, interest income on short-term investments increased during 1997 as compared to the 1996.

The Partnership received participation income on the Alzina Office Building loan during 1996.

Legal, consulting, and postage costs incurred in connection with a response to a tender offer during the second quarter of 1996 resulted in a decrease in administrative expenses during 1997 as compared to 1996.

During the second quarter of 1996, the Partnership recognized a gain of $3,874,268 in connection with the sale of Cumberland Pines Apartments.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $14,875,000 as of June 30, 1997 when compared to December 31, 1996 primarily due to special distributions made from proceeds received in connection with the sales of the Sherwood Acres - Phases I and II and Hollowbrook apartment complexes and the Parkway Distribution Center. The Partnership generated cash flow totaling approximately $362,000 from its operating activities primarily as a result of the interest income earned on its short-term investments, net of the payment of administrative and certain property related expenses. In addition, the Partnership received insurance proceeds for fire damage incurred at the Sherwood Acres - Phases I and II apartment complexes. The Partnership used cash of approximately $15,237,000 to fund its financing activities which consisted primarily of the payment of distributions to the Partners.

Pursuant to the sale agreement for the Sherwood Acres - Phases I and II apartment complexes, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released in full.

In February 1997, the General Partner made a settlement payment of $35,067 ($0.47 per $1,000 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $38,963 to the Partnership, of which the plaintiffs' counsel received $3,896 pursuant to the settlement agreement. Of the settlement amount, $13,828 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $21,239 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

To date, Limited Partners have received distributions totaling $1,743.08 per $1,000 Interest. Of this amount $1,093.95 represents Cash Flow from operations and $649.13 represents a return of Original Capital. Since all of the Partnership's properties have been sold, no additional regular quarterly distributions are expected.

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

(10) (i)(a) Agreement of Sale and attachment thereto relating to the sale of Cumberland Pines Apartments, Atlanta, Georgia, previously filed as Exhibit (10) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1997 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1997.

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



Date:  August 5, 1997
      --------------------