Form 10-Q
period 1997-09-30
BALCOR PENSION INVESTORS II
filed 1997-11-06
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               -----------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                1997             1996
                                           --------------   --------------
Cash and cash equivalents                  $   2,050,725    $  16,852,472
Cash and cash equivalents - Early
  Investment Incentive Fund                    3,613,351        1,969,827
Accounts and accrued interest receivable          35,813          711,458
                                           --------------   --------------
                                           $   5,699,889    $  19,533,757
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       4,285    $     110,948
Due to affiliates                                 63,373           79,549
                                           --------------   --------------
     Total liabilities                            67,658          190,497
                                           --------------   --------------

Commitments and contingencies

Limited Partners' capital (85,010
  Interests issued)                           10,554,032       23,962,626

Less Interests held by Early Investment
  Incentive Fund (8,136 in 1997 and 1996)     (5,015,607)      (5,015,607)
                                           --------------   --------------
                                               5,538,425       18,947,019
General Partner's capital                         93,806          396,241
                                           --------------   --------------
     Total partners' capital                   5,632,231       19,343,260
                                           --------------   --------------
                                           $   5,699,889    $  19,533,757
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                1997             1996
                                           --------------   --------------
Income:
  Interest on loan receivable                               $     994,707

  Less interest on loan payable -
    underlying mortgage                                           177,681
                                                            --------------
  Net interest income on loan                                     817,026

 (Loss) income from operations of real
   estate held for sale                    $    (150,504)       1,339,302
  Interest on short-term investments             307,865          163,266
  Participation income                                            410,493
  Recovery of loss on loan                                      3,302,517
                                           --------------   --------------
    Total income                                 157,361        6,032,604
                                           --------------   --------------
Expenses:
  Provision for potential loss on
    real estate                                                   267,000
  Administrative                                 227,415          515,272
                                           --------------   --------------
    Total expenses                               227,415          782,272
                                           --------------   --------------
(Loss) income before gain on sale of loan
  receivable and gain on sale of real
  estate                                         (70,054)       5,250,332
Gain on sale of loan receivable                                   306,759
Gain on sale of real estate                                     3,874,268
                                           --------------   --------------
Net (loss) income                          $     (70,054)   $   9,431,359
                                           ==============   ==============
Net (loss) income allocated to
  General Partner                          $      (5,254)   $     707,352
                                           ==============   ==============
Net (loss) income allocated to
  Limited Partners                         $     (64,800)   $   8,724,007
                                           ==============   ==============
Net (loss) income per average number of
  Limited Partnership Interests
  outstanding (76,874 in 1997 and 77,524
  in 1996)                                 $       (0.84)   $      112.53
                                           ==============   ==============
Distributions to General Partner           $     336,144    $     467,555
                                           ==============   ==============

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

                                                  1997             1996
                                             --------------   --------------

Settlement distribution to Limited Partners  $      13,828             None
                                             ==============   ==============
Distributions to Limited Partners            $  13,329,966    $   9,731,541
                                             ==============   ==============
Distributions per Limited Partnership
  Interest outstanding                       $      173.40    $      126.00
                                             ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                1997             1996
                                           --------------   --------------
Income:
  Interest on loan receivable                               $     258,647

  Less interest on loan payable -
    underlying mortgage                                            42,622
                                                            --------------
  Net interest income on loan                                     216,025

  Income from operations of real estate
    held for sale                          $      21,664          190,621
  Interest on short-term investments              74,944           96,178
  Participation income                                            160,092
  Recovery of loss on loan                                      3,302,517
                                           --------------   --------------
    Total income                                  96,608        3,965,433
                                           --------------   --------------
Expenses:
  Provision for potential loss on
    real estate                                                   267,000
  Administrative                                  57,861          182,517
                                           --------------   --------------
    Total expenses                                57,861          449,517
                                           --------------   --------------
Income before gain on sale of loan
  receivable                                      38,747        3,515,916
Gain on sale of loan receivable                                   306,759
                                           --------------   --------------
Net income                                 $      38,747    $   3,822,675
                                           ==============   ==============
Net income allocated to
  General Partner                          $       2,906    $     286,701
                                           ==============   ==============
Net income allocated to
  Limited Partners                         $      35,841    $   3,535,974
                                           ==============   ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (76,874 in 1997 and 77,182 in 1996)      $        0.47    $       45.81
                                           ==============   ==============
Distribution to General Partner            $        None    $     382,545
                                           ==============   ==============

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

                                                1997             1996
                                           --------------   --------------

Distribution to Limited Partners           $        None    $   8,799,137
                                           ==============   ==============
Distribution per Limited Partnership
  Interest outstanding                     $        None    $      114.00
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                1997             1996
                                           --------------   --------------
Operating activities:
  Net (loss) income                        $     (70,054)   $   9,431,359
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activites:
      Gain on sale of loan receivable                            (306,759)
      Gain on sale of real estate                              (3,874,268)
      Recovery of loss on loan                                 (3,302,517)
      Provision for potential loss on
        real estate                                               267,000
      Amortization of deferred expenses                            30,454
      Net change in:
       Escrow deposits                                            (94,580)
       Accounts and accrued interest
         receivable                              675,645         (423,531)
       Prepaid expenses                                           (35,990)
       Accounts payable                         (106,663)         (19,209)
       Due to affiliates                         (16,176)          30,096
       Other liabilities                                          127,161
                                           --------------   --------------
  Net cash provided by operating
    activities                                   482,752        1,829,216
                                           --------------   --------------

Investing activities:
  Proceeds from sale of loan receivable                         9,153,755
  Costs incurred in connection with sale
    of loan receivable                                           (339,500)
  Improvements to real estate                                    (327,184)
  Proceeds from sale of real estate                             9,200,000
  Costs incurred in connection with
    sale of real estate                                          (153,200)
                                                            --------------
  Net cash provided by investing
    activities                                                 17,533,871
                                                            --------------
Financing activities:
  Distributions to Limited Partners          (13,343,794)      (9,731,541)
  Deemed distribution to Limited Partners                         (93,119)
  Distributions to General Partner              (336,144)        (467,555)
  Contribution by General Partner                 38,963

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

                                                1997             1996
                                           --------------   --------------

  Increase in cash and cash equivalents -
    Early Investment Incentive Fund           (1,643,524)        (879,025)
  Repurchase of Limited Partnership
    Interests                                                    (276,495)
  Principal payments on underlying
    loan payable                                                 (437,583)
  Principal payments on mortgage
    notes payable                                                (128,872)
                                           --------------   --------------
  Net cash used in financing activities      (15,284,499)     (12,014,190)
                                           --------------   --------------

Net change in cash and cash equivalents      (14,801,747)       7,348,897
Cash and cash equivalents
  at beginning of year                        16,852,472        2,901,014
                                           --------------   --------------
Cash and cash equivalents at end of
  period                                   $   2,050,725    $  10,249,911
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

(b) The Partnership has restated net income for the nine month period ended September 30, 1996 as a result of the state withholding taxes paid in connection with the sale of the Cumberland Pines Apartments. Such amount had previously been recorded as an expense of sale. The state withholding taxes are now reflected as a deemed distribution. Accordingly, there was no change to partners' capital as a result of this restatement.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties during 1996. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1996, the Partnership incurred and paid interest expense on mortgage notes payable on properties owned by the Partnership of $846,311.

4. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 were:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $53,456        $32,897    $63,373

The General Partner made a contribution of $38,963 in connection with the settlement of certain litigation as further discussed in Note 5 of Notes to Financial Statements.

5. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $38,963 to the Partnership, of which the plaintiffs' counsel received $3,896 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of the remaining $35,067 ($0.47 per Interest) to members of the class pursuant to the settlement. Of the settlement amount, $13,828 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $21,239 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $67,039 was the Partnership's share. The settlement had no material impact on the Partnership.

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from prior loan repayments were used to fund three additional mortgage loans. As of September 30, 1997, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a net loss during the nine months and net income during the quarter ended September 30, 1997 as compared to net income during the same periods in 1996 primarily due to the gains on the sales of the Partnership's five remaining properties and the Alzina Office Building loan in 1996 and the recovery of a loss related to the Alzina Office Building loan in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the nine months and quarters ended September 30, 1997 and 1996, unless otherwise indicated.

Due to the sale of the Partnership's interest in the Alzina Office Building loan in 1996, net interest income on loan receivable ceased during 1997 as compared to 1996.

During 1996, the Partnership sold the Parkway Distribution Center and Cumberland Pines, Hollowbrook and Sherwood Acres - Phases I and II apartment complexes which had been generating income from operations prior to their sales. During the nine months ended September 30, 1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996 which resulted in a loss from operations of real estate held for sale. In the third quarter of 1997, the Partnership received refunds from vendors related to certain of the properties sold during 1996 which resulted in income from operations of real estate held for sale.

Due to higher average cash balances as a result of the proceeds received in connection with the property sales during the latter part of 1996 prior to distribution to Limited Partners in January 1997, interest income on short-term investments increased during 1997 as compared to the 1996. The proceeds received from the August 1996 sale of the Alzina Office Building loan were invested in short-term investments prior to distribution in October 1996 and resulted in higher interest income during the quarter ended September 30, 1996 as compared to the same period in 1997.

The Partnership received participation income on the Alzina Office Building loan during 1996.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During the nine months ended September 30, 1996, the Partnership recognized a recovery of $3,302,517 related to the Alzina Office Building loan and recognized a provision of $267,000 related to the Hollowbrook Apartments to provide for changes in the estimate of their fair value.

Legal, consulting, printing and postage costs incurred in connection with a response to a tender offer during the second quarter of 1996 resulted in a decrease in administrative expenses during 1997 as compared to 1996. In addition, lower legal fees and portfolio management costs during 1997 contributed to the decrease in administrative expenses.

During the third quarter of 1996, the Partnership recognized a gain of $306,759 in connection with the sale of its interest in the Alzina Office Building loan.

During the second quarter of 1996, the Partnership recognized a gain of $3,874,268 in connection with the sale of Cumberland Pines Apartments.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $14,800,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to special distributions made from proceeds received in connection with the sales of the Sherwood Acres - Phases I and II and Hollowbrook apartment complexes and the Parkway Distribution Center. The Partnership generated cash flow totaling approximately $482,000 from its operating activities primarily as a result of the interest income earned on its short-term investments, net of the payment of administrative and certain property related expenses. In addition, the Partnership received insurance proceeds for fire damage incurred at the Sherwood Acres - Phases I and II apartment complexes. The Partnership used cash of approximately $15,284,000 to fund its financing activities which consisted primarily of the payment of distributions to the Partners and an increase in cash in the Early Investment Incentive Fund.

Pursuant to the sale agreement for the Sherwood Acres - Phases I and II apartment complexes, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until February 1997, at which time the funds were released.

In February 1997, the General Partner made a settlement payment of $35,067 ($0.47 per $1,000 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $38,963 to the Partnership, of which the plaintiffs' counsel received $3,896 pursuant to the settlement agreement. Of the settlement amount, $13,828 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $21,239 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $67,039 was the Partnership's share.

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

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold all of its remaining properties during 1996. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1997 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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


Date: November 6, 1997
      --------------------