Form 10-K
period 1997-12-31
BALCOR PENSION INVESTORS II
filed 1998-03-26
CIK 350845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Pension Investors-II (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $85,010,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded thirty-three loans, and subsequently funded three additional loans and acquired thirteen properties through foreclosure. The Registrant currently has no loans in its portfolio and has disposed of all of its real property investments.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its five remaining properties and loan receivable during 1996. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and the reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Mortgage Advisors, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------
As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3.  Legal Proceedings
--------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
--------------------------------------------------

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

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", below.

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 5,242.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                   ------------ ----------  ----------  ----------  ----------

Total income          $250,695  $6,247,758  $4,965,565  $5,025,224   $4,042,705
Recovery of losses
  on loans, real
  estate and
  accrued interest
  receivable              None   3,402,517     700,000   1,200,000         None
Provision for
  losses on loans,
  real estate and
  accrued interest
  receivable              None     284,573     700,000   1,200,000         None
(Loss) income before
  gains on sale of
  assets and
  extraordinary item  (49,574)   5,326,428   3,911,624   3,296,690    3,441,260
Net (loss) income     (49,574)  13,286,853   3,911,624   3,296,690    3,441,260
Net (loss) income per
  average number of
  Limited Partnership
  Interests outstanding
  -Basic and Diluted     (.01)      139.42       46.12       38.23        39.64
Total assets         5,704,763  19,533,757  36,089,582  41,439,470   49,823,027
Mortgage notes
  payable                 None        None  12,138,360  12,296,687   15,862,096
Distributions per
  Limited Partner-
  ship Interest(A)      173.40(B)   213.00      103.18       82.50        21.25

(A) These amounts include distributions of Original Capital of $125.95, $112.00 $41.18 and $62.50 per Limited Partnership Interest for the years 1997, 1996, 1995 and 1994, respectively.

(B) In addition to the above distribution, a special distribution of $.47 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors - II (the "Partnership") recognized significant gains on the sales of its five remaining properties, which were generating income from operations prior to their sales, and the Alzina Office Building loan in 1996. In addition, the Partnership recognized a recovery of a loss related to the Alzina Office Building loan in 1996. As a result, the Partnership recognized a net loss in 1997 as compared to net income in 1996. The recognition of the gains on sales and the recovery of a loss were the primary reasons for the increase in net income in 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Due to the sale of the Partnership's interest in the Alzina Office Building loan in 1996, the Partnership recognized a gain of $306,759 and net interest income on loan receivable ceased during 1996.

During 1996, the Partnership sold the Parkway Distribution Center and Cumberland Pines, Hollowbrook and Sherwood Acres - Phases I and II apartment complexes which had been generating income from operations prior to their sales. The Partnership recognized gains in connection with four of these sales totaling $8,227,212. The Partnership did not recognize any gain or loss in connection with the sale of Hollowbrook Apartments. In addition, during 1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996 which resulted in a loss from operations of real estate held for sale during 1997 as compared to income in 1996.

Due to higher average cash balances in 1997, interest income on short-term investments increased during 1997 as compared to 1996.

The Alzina Office Building loan bore interest at a contractually-fixed interest rate. The loan also provided for a participation by the Partnership in increases in the value of the collateral property when the loan was repaid or refinanced. In addition, the loan agreement allowed the Partnership to receive a percentage of rental income exceeding a base amount. This participation income was reflected in the accompanying Statements of Income and Expenses when received. The Partnership received participation income on the Alzina Office Building loan during 1996.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized a recovery of $3,302,517 related to the Alzina Office Building loan, a provision of $284,573 related to the Hollowbrook Apartments, a recovery of $100,000 and a write off of a previously established allowance of $684,573 related to the Partnership's real estate held for sale. The provisions were recognized to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

Legal, consulting, printing and postage costs incurred in connection with a response to a tender offer during 1996 resulted in a decrease in administrative expenses during 1997 as compared to 1996. In addition, lower legal and portfolio management fees during 1997 contributed to the decrease in administrative expenses.

In connection with the 1996 sale of the Sherwood Acres-Phases I and II apartment complexes, the Partnership paid prepayment penalties of $453,928 and wrote off the remaining unamortized deferred expenses related to the properties of $99,229. In addition, the Partnership paid a prepayment penalty in connection with the 1996 sale of the Parkway Distribution Center of $20,389. These amounts totaling $573,546 were recognized as debt extinguishment expenses in 1996 and classified as extraordinary items for financial statement purposes.

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

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. During 1996, the Partnership sold the Parkway Distribution Center and Cumberland Pines, Sherwood Acres - Phases I and II and Hollowbrook apartment complexes. Original funds advanced by the Partnership totaled approximately $13,339,000 for these real estate investments. The property sales resulted in a decrease in income from operations of real estate held for sale during 1996 as compared to 1995. Contributing to the decrease in income from operations during 1996 was increased repair and maintenance expense at the Hollowbrook Apartments for roof repairs and at the Sherwood Acres - Phases I and II Apartments for replacement of floor coverings and the completion of structural, asphalt and pool repairs. These expenditures were incurred to prepare the properties for sale in 1996.

The Partnership received participation income on the Alzina Office Building loan during 1995 and prior to its sale in August 1996.

During 1995, the Partnership recognized a provision of $700,000 related to its loans and a recovery of $700,000 related to its real estate held for sale. The provision was recognized to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with its response to a tender offer during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $14,845,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to special distributions made in January 1997 from proceeds received in connection with the 1996 sales of the Sherwood Acres - Phases I and II and Hollowbrook apartment complexes and the Parkway Distribution Center. The Partnership generated cash flow totaling approximately $486,000 from its operating activities primarily as a result of the interest income earned on its short-term investments, net of the payment of administrative and certain property related expenses. In addition, the Partnership received insurance proceeds for fire damage incurred at the Sherwood Acres - Phases I and II apartment complexes. The Partnership used cash of approximately $15,331,000 to fund its financing activities which consisted primarily of the payment of distributions to the Partners and an increase in cash in the Early Investment Incentive Fund. In addition, in January 1998, the Partnership made a distribution to Limited Partners of $606,122 from remaining available Cash Flow reserves, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its remaining five properties and loan receivable during 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the

Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there was 8,136 Interests and cash of $3,659,687 held in the Early Investment Incentive Fund.

The Partnership made distributions totaling $173.40, $213.00 and $103.18 per Interest in 1997, 1996 and 1995, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $47.45 of Cash Flow and $125.95 of Mortgage Reductions in 1997, $101.00 of Cash Flow and $112.00 of Mortgage Reductions in 1996 and $62.00 of Cash Flow and $41.18 of Mortgage Reductions in 1995.

In January 1998, the Partnership made a distribution of $606,122 ($7.13 per Interest) to the holders of Limited Partnership Interests from remaining available Cash Flow reserves. Including the January 1998 distribution, Limited Partners have received distributions totaling $1,750.21 per $1,000 Interest. Of this amount, $1,101.08 represents Cash Flow from operations and $649.13 represents a return of Original Capital. In January 1998, the Partnership also paid $50,510 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1997 and made a contribution to the Early Investment Incentive Fund of $16,837. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,821 in 1997 with respect to one of the executive officers and directors of Balcor Mortgage Advisors, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) The Registrant, through the Early Investment Incentive Fund, Balcor Mortgage Advisors and their officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership  8,188 Interests        9.6%
           Interests

Relatives of the officers and affiliates of the partners of the General Partner own one additional interest.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a, b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

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

(10)(i)(a) Agreement of Sale and attachment thereto relating to the sale of Cumberland Pines Apartments, Atlanta, Georgia, previously filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(b) First, Second and Third Amendments to Agreement of Sale and Escrow Trust Instructions relating to the sale of Cumberland Pines Apartments, Atlanta, Georgia, previously filed as Exhibits (99)(a)(b) and (c) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(ii) Purchase and Sale Agreement regarding the sale of the Partnership's interest in the Alzina Office Building loan, previously filed as Exhibit (10)
(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(iii)(a) Agreement of Sale and attachment thereto and Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Parkway Commerce Center, Fort Lauderdale, Florida, previously filed as Exhibits 2(a) and 2(b) to the Registrant's Current Report on Form 8-K dated August 13, 1996, is incorporated herein by reference.

(b) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Parkway Commerce Center, Fort Lauderdale, Florida, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

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

(b) First Amendment to Agreement of Sale relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, previously filed as Exhibit (10)(v)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c) Second Amendment to Agreement of Sale relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, previously filed as Exhibit (10)(v)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-II


                         By:/s/Jayne A. Kosik
                             ------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal
                               Accounting Officer)
                               of Balcor Mortgage Advisors,
                               the General Partner

Date: March 25, 1998
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
-------------------------------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors, the General Partner
/s/Thomas E. Meador                                          March 25, 1998
--------------------                                         --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor Mortgage Advisors, the
                         General Partner
/s/Jayne A. Kosik                                            March 25, 1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-II:

We have audited the financial statements of Balcor Pension Investors-II (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-II at December 31, 1997 and 1996, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996, the Partnership had disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.


                                             COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 23, 1998

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                 1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $  2,007,987    $ 16,852,472
Cash and cash equivalents - Early Investment
  Incentive Fund                                3,659,687       1,969,827
Accounts and accrued interest receivable           37,089         711,458
                                             -------------   -------------
                                             $  5,704,763    $ 19,533,757
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     24,414    $    110,948
Due to affiliates                                  27,638          79,549
                                             -------------   -------------
     Total liabilities                             52,052         190,497
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (85,010
  Interests issued)                            10,617,808      23,962,626

Less Interests held by Early Investment
  Incentive Fund (8,136 in 1997 and 1996)      (5,015,607)     (5,015,607)
                                             -------------   -------------
                                                5,602,201      18,947,019
General Partner's capital                          50,510         396,241
                                             -------------   -------------
     Total partners' capital                    5,652,711      19,343,260
                                             -------------   -------------
                                             $  5,704,763    $ 19,533,757
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995

                                  Partners' Capital (Deficit) Accounts
                              --------------------------------------------
                                                  General       Limited
                                  Total           Partner       Partners
                              -------------    ------------- -------------

Balance at December 31, 1994  $ 28,768,562     $ (1,241,763) $ 30,010,325

Repurchase of 1,433 Limited
  Partnership Interests           (537,463)                      (537,463)
Cash distributions (A)          (8,563,222)        (439,219)   (8,124,003)

Net income for the year
  ended December 31,1995         3,911,624          293,372     3,618,252
                              -------------    ------------- -------------
Balance at December 31, 1995    23,579,501       (1,387,610)   24,967,111

Repurchase of 826 Limited
  Partnership Interests           (289,903)                      (289,903)
Cash distributions (A)         (17,140,072)        (715,501)  (16,424,571)
Deemed distribution (B)            (93,119)                       (93,119)
Net income for the year
  ended December 31, 1996       13,286,853        2,499,352    10,787,501
                              -------------    ------------- -------------
Balance at December 31, 1996    19,343,260          396,241    18,947,019

Cash distributions (A)         (13,679,938)        (336,144)  (13,343,794)
Cash contribution                   38,963           38,963
Net loss for the year
  ended December 31, 1997          (49,574)         (48,550)       (1,024)
                              -------------    ------------- -------------
Balance at December 31, 1997  $  5,652,711     $     50,510  $  5,602,201
                              =============    ============= =============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                      1997             1996          1995
                              -------------    ------------- -------------

            First Quarter     $     120.50 (C) $       6.00  $       5.00
            Second Quarter           52.90             6.00         30.00
            Third Quarter             None           114.00         63.18
            Fourth Quarter            None            87.00          5.00

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the Cumberland Pines Apartments.

(C) In addition to the above distribution, a special distribution of $0.47 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                  1997             1996          1995
                              -------------    ------------- -------------
Income:
  Interest on loans
    receivable                                 $    940,283  $  1,770,802
  Less interest on loans
    payable - underlying
    mortgages                                       177,681       319,438
                                               ------------- -------------
  Net interest income
    on loans                                        762,602     1,451,364
  (Loss) income from
    operations of real estate
    held for sale             $   (146,539)       1,347,251     2,215,579
  Interest on short-term
    investments                    383,076          324,895       358,245
  Participation income                              410,493       240,377
  Recovery of losses on loans,
    real estate and accrued
    interest receivable                           3,402,517       700,000
  Other income                      14,158
                              -------------    ------------- -------------
    Total income                   250,695        6,247,758     4,965,565
                              -------------    ------------- -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable                             284,573       700,000
  Administrative                   300,269          636,757       353,941
                              -------------    ------------- -------------
    Total expenses                 300,269          921,330     1,053,941
                              -------------    ------------- -------------
(Loss) income before gain on
  sale of loan receivable,
  gains on sales of
  real estate and
  extraordinary item               (49,574)       5,326,428     3,911,624

Gain on sale of loan
  receivable                                        306,759
Gains on sales of real estate                     8,227,212
                              -------------    ------------- -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997             1996          1995
                              -------------    ------------- -------------
(Loss) income before
  extraordinary item               (49,574)      13,860,399     3,911,624

Extraordinary Item:
  Debt extinguishment expense                      (573,546)
                              -------------    ------------- -------------
Net (loss) income             $    (49,574)    $ 13,286,853  $  3,911,624
                              =============    ============= =============
(Loss) income before
  extraordinary item allocated
  to General Partner          $    (48,550)    $  2,542,368  $    293,372
                              =============    ============= =============
(Loss) income before
  extraordinary item allocated
  to Limited Partners         $     (1,024)    $ 11,318,031  $  3,618,252
                              =============    ============= =============
(Loss) income before
  extraordinary item per
  average number of Limited
  Partnership Interests
  outstanding (76,874 in 1997,
  77,375 in 1996 and
  78,453 in 1995) - Basic
  and Diluted                 $      (0.01)    $     146.28  $      46.12
                              =============    ============= =============
Extraordinary item allocated
  to General Partner                  None     $    (43,016)         None
                              =============    ============= =============
Extraordinary item allocated
  to Limited Partners                 None     $   (530,530)         None
                              =============    ============= =============
Extraordinary item per
  average number of Limited
  Partnership Interests
  outstanding (77,375 in 1996)
  - Basic and Diluted                 None     $      (6.86)         None
                              =============    ============= =============
Net (loss) income allocated
  to General Partner          $    (48,550)    $  2,499,352  $    293,372
                              =============    ============= =============
Net (loss) income allocated
  to Limited Partners         $     (1,024)    $ 10,787,501  $  3,618,252
                              =============    ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997             1996          1995
                              -------------    ------------- -------------

Net (loss) income per average
  number of Limited
  Partnership Interests
  outstanding (76,874 in
  1997, 77,375 in 1996 and
  78,453 in 1995) - Basic
  and Diluted                 $      (0.01)    $     139.42  $      46.12
                              =============    ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                  1997             1996          1995
                              -------------    ------------- -------------
Operating activities:
  Net (loss) income           $    (49,574)    $ 13,286,853  $  3,911,624
  Adjustments to reconcile
    net (loss) income to net
    cash provided by operating
    activities:
      Debt extinguishment
        expense                                      99,229
      Gains on sales of loan
        receivable                                 (306,759)
      Gain on sale of real
        estate                                   (8,227,212)
      Recovery of losses on
        loans, real estate
        and accrued interest
        receivable                               (3,402,517)     (700,000)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable                         284,573       700,000
      Amortization of
        deferred expenses                            52,601        50,954
      Net change in:
        Escrow deposits                             113,962       (59,568)
        Escrow deposits -
          restricted                                               81,159
        Accounts and accrued
          interest receivable      674,369         (461,193)      (30,451)
        Prepaid expenses                             77,752       (65,709)
        Accounts payable           (86,534)         (86,932)       89,424
        Due to affiliates          (51,911)          60,179       (63,680)
        Other liabilities                          (154,471)      (28,244)
                              -------------    ------------- -------------
  Net cash provided by
    operating activities           486,350        1,336,065     3,885,509
                              -------------    ------------- -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997             1996          1995
                              -------------    ------------- -------------
Investing activities:
  Collection of principal
    on loan receivable                                          2,400,000
  Proceeds from sale of loan
    receivable                                    9,153,755
  Costs incurred in connection
    with sale of loan
    receivable                                     (339,500)
  Improvements to real estate                      (327,184)     (106,295)
  Proceeds from sales of
    real estate                                  36,887,019
  Costs incurred in connection
    with sales of real estate                      (998,826)
                                               ------------- -------------
  Net cash provided by
    investing activities                         44,375,264     2,293,705
                                               ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                  $(13,343,794)    $(16,424,571) $ (8,124,003)
  Deemed distribution to
    Limited Partners                                (93,119)
  Distributions to General
    Partner                       (336,144)        (715,501)     (439,219)
  Contribution by General
    Partner                         38,963
  Increase in cash and cash
    equivalents - Early
    Investment Incentive
    Fund                        (1,689,860)      (1,660,834)     (270,755)
  Repurchase of Limited
    Partnership Interests                          (289,903)     (537,463)
  Principal payments on
    underlying loans
    payable                                        (437,583)     (504,499)
  Repayment of underlying
    loan payable                                                 (943,416)
  Principal payments on
    mortgage notes payable                         (137,122)     (158,327)
  Repayment of mortgage
    notes payable                               (12,001,238)
                              -------------    ------------- -------------
  Cash used in
    financing activities       (15,330,835)     (31,759,871)  (10,977,682)
                              -------------    ------------- -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997             1996          1995
                              -------------    ------------- -------------
Net change in cash and cash
  equivalents                  (14,844,485)      13,951,458    (4,798,468)
Cash and cash equivalents
  at beginning of year          16,852,472        2,901,014     7,699,482
                              -------------    ------------- -------------
Cash and cash equivalents
  at end of year              $  2,007,987     $ 16,852,472  $  2,901,014
                              =============    ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Partnership's Business:

Balcor Pension Investors - II (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its remaining five properties and loan receivable during 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 12 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Accounting Policies:

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

Income from operations of real estate held for sale was reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

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

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the General Partner periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value was recorded by an adjustment to the property allowance account and was recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(e) Deferred expenses, which consisted of financing fees, were amortized over the terms of the respective agreements and upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item. Leasing commissions were amortized over the life of each respective lease and upon sale, any remaining unamortized balance was recognized as amortization expense, which was included in income from operations of real estate held for sale for financial statement purposes.

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

(g) The Partnership recorded repurchases of Interests by the Early Investment

Incentive Fund as a reduction of Partners' Capital (see Note 4 of Notes to Financial Statements). Cash and cash equivalents not utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(h) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(i) Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(j) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash or cash equivalents are held or invested in one financial institution.

(k) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(l) For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income (loss) allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

(m) Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized on January 23, 1981. The Partnership Agreement provides for Balcor Mortgage Advisors to be the General Partner and for the admission of Limited Partners through the sale of Limited Partnership Interests at $1,000 per Interest, 85,010 of which were sold on or prior to March 15, 1982, the termination date of the offering.

The Partnership Agreement provides that profits and losses are allocated 92.5% to the Limited Partners, of which 2.5% relates to the Early Investment Incentive Fund, and 7.5% to the General Partner. For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income (loss) allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

To the extent that Cash Flow was distributed, distributions were made as follows: (i) 90% of such Cash Flow was distributed to the Limited Partners,
(ii) 7.5% of such Cash Flow was distributed to the General Partner, and (iii) 2.5% of such Cash Flow was set aside in the Early Investment Incentive Fund ("Fund") for payment on dissolution of the Partnership to certain Early Investors if necessary for them to receive a return of their Original Capital plus a 22% Cumulative Return. Amounts, if any, remaining in the Fund after the Early Investors have received such return were to be distributed 90% to all Limited Partners and 10% to the General Partner. The General Partner will not receive any distributions in accordance with this provision.

Amounts placed in the Fund were, at the sole discretion of the General Partner and subject to certain limitations, used to repurchase Interests from existing Limited Partners. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 8,136 Interests and cash of $3,659,687 in the Fund.

5. Interest Expense:

During the years ended December 31, 1996 and 1995, the Partnership incurred interest expense of $960,788 and $1,141,917 and paid interest of $960,788 and $1,135,643, respectively.

6. Loan Receivable Sale and Repayment:

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

This loan was referred to as an impaired loan since it was previously modified and placed on non-accrual status. Net interest income relating to this impaired loan would have been $44,000 in 1995. Net interest income from this impaired loan included in the accompanying Statements of Income and Expenses (cash and accrual basis) amounted to $286,000 in 1995.

7. Allowance for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowance for losses on loans and real estate held for sale during the two years ended December 31, 1996 is described in the table below:

                                                  1996          1995
                                              -----------   -----------
    Loans:
     Balance at beginning of year            $ 3,302,517   $ 2,602,517
     Provision charged to income                    None       700,000
     Recovery of provision
       previously charged to income          (3,302,517)          None
                                             -----------   -----------
    Balance at the end of year                      None    $3,302,517
                                             ===========   ===========
    Real Estate Held for Sale:
     Balance at beginning of year              $ 500,000   $ 1,200,000
     Provision charged to income                 284,573          None
     Recovery of provision
      previously charged
      to income                                (100,000)     (700,000)
     Direct write-off of
      real estate held for
      sale against allowance                   (684,573)          None
                                             -----------    ----------
    Balance at the end of year                      None     $ 500,000
                                              ===========   ===========
8. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Mortgage servicing fees None None $8,011 None $11,901 $920 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $22,232  $5,635   13,645 $11,075   60,318   4,099
    Data processing         1,910   1,248    4,304   1,602   20,626   1,619
    Investor communica-
      tions                  None    None     None    None    8,378    None
    Legal                  10,233   2,647   11,805   9,274   17,089   1,530
    Portfolio management   57,989  15,085   59,692  45,995   93,125  11,176
    Other                  11,849   3,023   19,934  11,603    5,031      26

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $8,915 and $39,319 in 1996 and 1995, respectively.

The General Partner made a contribution of $38,963 in connection with the settlement of certain litigation as further discussed in Note 13 of Notes to Financial Statements.

10. Sales of Real Estate:

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

11. Extraordinary Item:

In connection with the 1996 sale of the Sherwood Acres-Phases I and II apartment complexes, the Partnership paid prepayment penalties of $453,928 and wrote off the remaining unamortized deferred expenses related to the property of $99,229. In addition, the Partnership paid a prepayment penalty in connection with the 1996 sale of the Parkway Distribution Center of $20,389. These amounts totaling $573,546 were recognized as debt extinguishment expenses in 1996 and classified as extraordinary items for financial statement purposes.

12. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

13. Settlement of Litigation:

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

14. Fair Value of Financial Instruments:

As of December 31, 1997 and 1996, the carrying amounts of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximate fair value.

15. Subsequent Event:

In January 1998, the Partnership made a distribution of $606,122 ($7.13 per Interest) to the holders of Limited Partnership Interests from remaining available Cash Flow reserves.