Form 10-Q
period 1998-03-31
BALCOR PENSION INVESTORS II
filed 1998-04-23
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998           1997
                                            -------------- ---------------
Cash and cash equivalents                   $   1,314,672  $    2,007,987
Cash and cash equivalents - Early
 Investment Incentive Fund                      3,783,534       3,659,687
Accounts and accrued interest receivable           22,849          37,089
Prepaid expenses                                      389
                                            -------------- ---------------
                                            $   5,121,444  $    5,704,763
                                            ============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      15,473  $       24,414
Due to affiliates                                  31,467          27,638
                                            -------------- ---------------
     Total liabilities                             46,940          52,052
                                            -------------- ---------------

Commitments and contingencies

Limited Partners' capital (85,010
  Interests issued)                            10,090,111      10,617,808

Less Interests held by Early Investment
  Incentive Fund (8,136 in 1998 and 1997)      (5,015,607)     (5,015,607)
                                            -------------- ---------------
                                                5,074,504       5,602,201
General Partner's capital                            None          50,510
                                            -------------- ---------------
     Total partners' capital                    5,074,504       5,652,711
                                            -------------- ---------------
                                            $   5,121,444  $    5,704,763
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)


                                                 1998           1997
                                            -------------- ---------------
Income:
  Interest on short-term investments        $      69,458  $      151,207
                                            -------------- ---------------
    Total income                                   69,458         151,207
                                            -------------- ---------------
Expenses:
  Loss from operations of real
    estate held for sale                                          104,614
  Administrative                                   49,049         106,268
                                            -------------- ---------------
                                                   49,049         210,882
                                            -------------- ---------------
Net income (loss)                           $      20,409  $      (59,675)
                                            ============== ===============
Net income (loss) allocated to
  General Partner                                    None  $       (4,476)
                                            ============== ===============
Net income (loss) allocated to
  Limited Partners                          $      20,409  $      (55,199)
                                            ============== ===============
Net income (loss) per average number of
  Limited Partnership Interests
  outstanding (76,874 in 1998 and 1997)
  - Basic and Diluted                       $        0.27  $        (0.72)
                                            ============== ===============
Distribution to General Partner             $      50,510  $       38,963
                                            ============== ===============
Settlement Distribution to Limited Partners          None  $       13,828
                                            ============== ===============
Distribution to Limited Partners            $     548,106  $    9,263,325
                                            ============== ===============
Distribution per Limited Partnership
  Interest outstanding                      $        7.13  $       120.50
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                 1998           1997
                                            -------------- ---------------
Operating activities:
  Net income (loss)                         $      20,409  $      (59,675)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                               14,240         352,796
        Prepaid expenses                             (389)
        Accounts payable                           (8,941)        (91,649)
        Due to affiliates                           3,829          (5,323)
                                            -------------- ---------------
  Net cash provided by operating activities        29,148         196,149
                                            -------------- ---------------
Financing activities:
  Distribution to Limited Partners               (548,106)     (9,277,153)
  Distribution to General Partner                 (50,510)        (38,963)
  Contribution by General Partner                                  38,963
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund              (123,847)     (1,023,707)
                                            -------------- ---------------
  Net cash used in financing activities          (722,463)    (10,300,860)
                                            -------------- ---------------

Net change in cash and cash equivalents          (693,315)    (10,104,711)
Cash and cash equivalents
  at beginning of year                          2,007,987      16,852,472
                                            -------------- ---------------
Cash and cash equivalents at end of period  $   1,314,672  $    6,747,761
                                            ============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, the capital accounts of the General Partner and Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its remaining five properties and loan receivable during 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 were:

                                        Paid         Payable
                                      ---------      ---------
     Reimbursement of expenses to
     the General Partner, at cost       $8,102       $31,467

The General Partner made a contribution of $38,963 during 1997 in connection with the settlement of certain litigation.

4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from the loan repayments were used to fund three additional mortgage loans. As of March 31, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized net income during the quarter ended March 31, 1998 as compared to a net loss for the same period in 1997 primarily due to the payment in 1997 of additional expenditures related to certain of the properties sold in 1996. The Partnership also recognized lower interest income on short-term investments and lower administrative expenses during the quarter ended March 31, 1998 as compared to the same period in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

During 1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996 which resulted in a loss from operations of real estate held for sale.

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the 1996 property and loan sales prior to distribution to Limited Partners in 1997, interest income on short-term investments was higher during 1997 as compared to 1998.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership which was accounted for as an administrative expense. This was the primary reason for the decrease in administrative expenses during 1998 as compared to 1997. In addition, lower accounting, professional and legal fees incurred during 1998 contributed to this decrease.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $693,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the distribution made in January 1998 from remaining available Cash Flow reserves. The Partnership generated cash flow totaling approximately $29,000 from its operating activities primarily as a result of the interest income earned on its short-term investments, net of the payment of administrative expenses. The Partnership used cash of approximately $722,000 to fund its financing activities which consisted of the payment of distributions to the Partners and an increase in cash in the Early Investment Incentive Fund.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its remaining five properties and loan receivable during 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and the reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1998, there was 8,136 Interests and cash of $3,783,534 held in the Early Investment Incentive Fund.

To date, Limited Partners have received distributions totaling $1,750.21 per $1,000 Interest. Of this amount, $1,101.08 represents Cash Flow from operations and $649.13 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

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

(10)(a)(i) Agreement of Sale and attachment thereto relating to the sale of Cumberland Pines Apartments, Atlanta, Georgia, previously filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(ii) First, Second and Third Amendments to Agreement of Sale and Escrow Trust Instructions relating to the sale of Cumberland Pines Apartments, Atlanta, Georgia, previously filed as Exhibits (99)(a)(b) and (c) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(b)(i) Purchase and Sale Agreement regarding the sale of the Partnership's interest in the Alzina Office Building loan, previously filed as Exhibit (10)
(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto and Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Parkway Commerce Center, Fort Lauderdale, Florida, previously filed as Exhibits 2(a) and 2(b) to the Registrant's Current Report on Form 8-K dated August 13, 1996, is incorporated herein by reference.

(ii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Parkway Commerce Center, Fort Lauderdale, Florida, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated September 17, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto and First Amendment to Agreement of Sale relating to the sale of Hollowbrook Apartments, Orlando, Florida, previously filed as Exhibits 2(a) and 2(b) to the Registrant's Current Report on Form 8-K dated September 17, 1996, are incorporated herein by reference.

(ii) Letter Agreement relating to the sale of Hollowbrook Apartments, Orlando, Florida, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated October 14, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, previously filed as Exhibit (10)(v)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of Sherwood Acres Apartments, Phases I and II, Baton Rouge, Louisiana, previously filed as Exhibit (10)(v)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

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


Date: April 24, 1998
      --------------------