Form 10-Q
period 1998-09-30
BALCOR PENSION INVESTORS II
filed 1998-11-03
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               --------------
                                    OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                 1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,266,188   $   2,007,987
Cash and cash equivalents - Early Investment
  Incentive Fund                                3,884,202       3,659,687
Accounts and accrued interest receivable           22,160          37,089
                                            --------------  --------------
                                            $   5,172,550   $   5,704,763
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $       5,219   $      24,414
Due to affiliates                                  39,045          27,638
                                            --------------  --------------
     Total liabilities                             44,264          52,052
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (85,010
  Interests issued)                            10,143,893      10,617,808

Less Interests held by Early Investment
  Incentive Fund (8,136 in 1998 and 1997)      (5,015,607)     (5,015,607)
                                            --------------  --------------
                                                5,128,286       5,602,201
General Partner's capital                            None          50,510
                                            --------------  --------------
     Total partners' capital                    5,128,286       5,652,711
                                            --------------  --------------
                                            $   5,172,550   $   5,704,763
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Income:
 Interest on short-term investments         $     204,161   $     307,865
                                            --------------  --------------
    Total income                                  204,161         307,865
                                            --------------  --------------
Expenses:
  Loss from operations of real
    estate held for sale                                          150,504
  Administrative                                  129,970         227,415
                                            --------------  --------------
    Total expenses                                129,970         377,919
                                            --------------  --------------
Net income (loss)                           $      74,191   $     (70,054)
                                            ==============  ==============
Net loss allocated to
  General Partner                                    None   $      (5,254)
                                            ==============  ==============
Net income (loss) allocated to
  Limited Partners                          $      74,191   $     (64,800)
                                            ==============  ==============
Net income (loss) per average number of
  Limited Partnership Interests
  outstanding (76,874 in 1998
  in 1997) - Basic and Diluted              $        0.97   $       (0.84)
                                            ==============  ==============
Distributions to General Partner            $      50,510   $     336,144
                                            ==============  ==============
Settlement distribution to Limited Partners          None   $      13,828
                                            ==============  ==============
Distributions to Limited Partners           $     548,106   $  13,329,966
                                            ==============  ==============
Distributions per Limited Partnership
  Interest outstanding                      $        7.13   $      173.40
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Income:
  Income from operations of real estate
    held for sale                                           $      21,664
  Interest on short-term investments        $      67,949          74,944
                                            --------------  --------------
    Total income                                   67,949          96,608
                                            --------------  --------------
Expenses:
  Administrative                                   33,267          57,861
                                            --------------  --------------
    Total expenses                                 33,267          57,861
                                            --------------  --------------
Net income                                  $      34,682   $      38,747
                                            ==============  ==============
Net income allocated to
  General Partner                                    None   $       2,906
                                            ==============  ==============
Net income allocated to
  Limited Partners                          $      34,682   $      35,841
                                            ==============  ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (76,874 in 1998 and 1997)
  -Basic and Diluted                        $        0.46   $        0.47
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net income (loss)                         $      74,191   $     (70,054)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activites:
      Net change in:
        Accounts and accrued interest
          receivable                               14,929         675,645
        Accounts payable                          (19,195)       (106,663)
        Due to affiliates                          11,407         (16,176)
                                            --------------  --------------
  Net cash provided by operating activities        81,332         482,752
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners              (548,106)    (13,343,794)
  Distributions to General Partner                (50,510)       (336,144)
  Contribution by General Partner                                  38,963
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund              (224,515)     (1,643,524)
                                            --------------  --------------
  Net cash used in financing activities          (823,131)    (15,284,499)
                                            --------------  --------------
Net change in cash and cash equivalents          (741,799)    (14,801,747)
Cash and cash equivalents
  at beginning of year                          2,007,987      16,852,472
                                            --------------  --------------
Cash and cash equivalents at end of
  period                                    $   1,266,188   $   2,050,725
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 were:

                                              Paid
                                    -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 23,160       $ 8,655    $ 39,045

The General Partner made a contribution of $38,963 to the Partnership during 1997 in connection with the settlement of certain litigation.

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from the loan repayments were used to fund three additional mortgage loans. As of September 30, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized net income during the nine months ended September 30, 1998 as compared to a net loss during the same period in 1997 primarily due to the payment in 1997 of additional expenditures related to certain of the Partnership's properties sold in 1996. The Partnership recognized net income during the quarters ended September 30, 1998 and 1997 primarily due to interest income on short-term investments exceeding administrative expenses in both quarters. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the 1996 property and loan sales prior to distribution to Limited Partners in 1997, interest income on short-term investments was higher during 1997 as compared to 1998.

During the nine months ended September 30,1997, the Partnership paid additional expenditures related to certain of the properties sold during 1996, which resulted in a loss from operations of real estate held for sale. In the third quarter of 1997, the Partnership received refunds from vendors related to certain of the properties sold during 1996 which resulted in income from operations of real estate held for sale.

Primarily due to lower accounting and professional fees, administrative expenses decreased during 1998 as compared to 1997. In addition, during February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was accounted for as an administrative expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $742,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the distribution made to Limited Partners in January 1998 from remaining available Cash Flow reserves. The Partnership generated cash flow totaling approximately $81,000 from its operating activities primarily as a result of the interest income earned on its short-term investments, net of the payment of administrative expenses. The Partnership used cash of approximately $823,000 to fund its financing activities which consisted of the payment of distributions to the Partners and an increase in cash principally from interest income earned on the Early Investment Incentive Fund.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there was 8,136 Interests and cash of $3,884,202 held in the Early Investment Incentive Fund.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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

Date: Nov. 3, 1998
      --------------------