Form 10-K
period 1998-12-31
BALCOR PENSION INVESTORS II
filed 1999-03-19
CIK 350845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in December 1996. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------
As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3.  Legal Proceedings
--------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 5,238.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1998        1997        1996        1995        1994
                   ------------ ----------  ----------  ----------  ----------

Total income          $269,302   $250,695  $6,247,758  $4,965,565    $5,025,224
Recovery of losses
  on loans, real
  estate and
  accrued interest
  receivable              None       None   3,402,517     700,000     1,200,000
Provision for
  losses on loans,
  real estate and
  accrued interest
  receivable              None       None     284,573     700,000     1,200,000
Income (loss) before
  gains on sale of
  assets and
  extraordinary item    94,434    (49,574)  5,326,428   3,911,624     3,296,690
Net income (loss)       94,434    (49,574) 13,286,853   3,911,624     3,296,690
Net income (loss) per
  average number of
  Limited Partnership
  Interests outstanding
  -Basic and Diluted      1.23       (.01)     139.42       46.12         38.23
Total assets         5,201,873  5,704,763  19,533,757  36,089,582    41,439,470
Mortgage notes
  payable                 None       None        None  12,138,360    12,296,687
Distributions per
  Limited Partner-
  ship Interest(A)        7.13     173.40(B)   213.00      103.18         82.50

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

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors - II (the "Partnership") recognized net income during 1998 as interest income on short-term investments exceeded administrative expenses. During 1997, interest income on short-term investments exceeded administrative expenses; however, the Partnership paid additional expenditures related to certain of the Partnership's properties sold in 1996 which resulted in a net loss for 1997. During 1996, the Partnership recognized significant gains on the sales of its five remaining properties, which were generating income from operations prior to their sales and recognized a recovery of a loss related to the Alzina Office Building loan. As a result, the Partnership recognized net income in 1996 as compared to a net loss during 1997. Further discussion of the Partnership's operations is summarized below.

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

The Partnership recognized other income during 1997 primarily in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

Primarily due to lower accounting and professional fees and bank charges, administrative expenses decreased during 1998 as compared to 1997. In addition, during February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was accounted for as an administrative expense.

1997 Compared to 1996
---------------------

Due to the sale of the Partnership's interest in the Alzina Office Building loan in 1996, the Partnership recognized a gain of $306,759 and net interest income on loan receivable ceased during 1996.

Income from operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. During 1996, the Partnership sold the Parkway Distribution Center and Cumberland Pines, Hollowbrook and Sherwood Acres - Phases I and II apartment complexes, which were generating income from operations prior to their sales, resulting in income from operations of real estate held for sale for 1996. The Partnership recognized gains in connection with four of these sales totaling $8,227,212. The Partnership did not recognize any gain or loss in connection with the sale of Hollowbrook Apartments.

Due to higher average cash balances in 1997, as a result of the timing of the distribution of the proceeds received in connection with the 1996 property and loan sales, interest income on short-term investments increased during 1997 as compared to 1996.

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

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized a recovery of $3,302,517 related to the Alzina Office Building loan, a provision of $284,573 related to the Hollowbrook Apartments, a recovery of $100,000 and a write off of a previously established allowance of $684,573 related to the Partnership's real estate held for sale. The provision was recognized to provide for a change in the estimate of the fair value of the Hollowbrook Apartments.

Legal, consulting, printing and postage costs incurred in connection with a response to a tender offer during 1996 resulted in a decrease in administrative expenses during 1997 as compared to 1996. In addition, lower legal and portfolio management fees during 1997 contributed to the decrease in administrative expenses.

In connection with the 1996 sale of the Sherwood Acres-Phases I and II apartment complexes, the Partnership paid prepayment penalties of $453,928 and wrote-off the remaining unamortized deferred expenses related to the properties of $99,229. In addition, the Partnership paid a prepayment penalty in connection with the 1996 sale of the Parkway Distribution Center of $20,389. These amounts totaling $573,546 were recognized as debt extinguishment expenses in 1996 and classified as extraordinary items for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $761,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the distribution made to Limited Partners in January 1998 from remaining available Cash Flow reserves. The Partnership generated cash flow of approximately $111,000 from its operating activities primarily as a result of the interest income earned on its short-term investments, net of the payment of administrative expenses. The Partnership used cash of approximately $872,000 to fund its financing activities which consisted of the payment of distributions to the Partners and an increase in restricted cash and cash equivalents principally from interest income earned on the Early Investment Incentive Fund and distributions to the Fund.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 8,136 Interests and cash of $3,933,560 held in the Early Investment Incentive Fund.

The Partnership made distributions totaling $7.13, $173.40 and $213.00 per Interest in 1998, 1997 and 1996, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $7.13 of Cash Flow in 1998, $47.45 of Cash Flow and $125.95 of Mortgage Reductions in 1997 and $101.00 of Cash Flow and $112.00 of Mortgage Reductions in 1996.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS
          -----                              ---------

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Mortgage Advisors, the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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
           Interests

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to one Limited Partnership Interest in the Partnership due to an instance in which a Limited Partner abandoned title to his Limited Partnership
Interest. Balcor LP Corp. is a nominee holder only of such Interest and has disclaimed any economic or beneficial ownership in said Interest. All distributions of cash payable with respect to such Interest held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-II

                         By:/s/Jayne A. Kosik
                             ------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal
                               Accounting and Financial Officer)
                               of Balcor Mortgage Advisors,
                               the General Partner

Date: March 19, 1999
      --------------

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
/s/Thomas E. Meador                                          March 19, 1999
--------------------                                         --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Mortgage Advisors, the
                         General Partner
/s/Jayne A Kosik                                             March 19, 1999
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-II:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Pension Investors-II An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers LLP


Chicago, Illinois
March 17, 1999

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                 1998            1997
                                             -------------   -------------
Cash and cash equivalents                    $  1,246,766    $  2,007,987
Cash and cash equivalents - Early Investment
  Incentive Fund                                3,933,560       3,659,687
Accounts and accrued interest receivable           21,547          37,089
                                             -------------   -------------
                                             $  5,201,873    $  5,704,763
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     20,848    $     24,414
Due to affiliates                                  32,496          27,638
                                             -------------   -------------
     Total liabilities                             53,344          52,052
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (85,010
  Interests issued)                            10,164,136      10,617,808

Less Interests held by Early Investment
  Incentive Fund (8,136 in 1998 and 1997)      (5,015,607)     (5,015,607)
                                             -------------   -------------
                                                5,148,529       5,602,201
General Partner's capital                            None          50,510
                                             -------------   -------------
     Total partners' capital                    5,148,529       5,652,711
                                             -------------   -------------
                                             $  5,201,873    $  5,704,763
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996

                                 Partners' Capital (Deficit) Accounts
                              -------------------------------------------
                                               General         Limited
                                  Total        Partner         Partners
                              ------------- -------------   -------------

Balance at December 31, 1995  $ 23,579,501  $ (1,387,610)   $ 24,967,111

Repurchase of 826 Limited
  Partnership Interests           (289,903)                     (289,903)
Cash distributions (A)         (17,140,072)     (715,501)    (16,424,571)
Deemed distribution (B)            (93,119)                      (93,119)
Net income for the year
  ended December 31, 1996       13,286,853     2,499,352      10,787,501
                              ------------- -------------   -------------
Balance at December 31, 1996    19,343,260       396,241      18,947,019

Cash distributions (A)         (13,679,938)     (336,144)    (13,343,794)
Cash contribution                   38,963        38,963
Net loss for the year
  ended December 31, 1997          (49,574)      (48,550)         (1,024)
                              ------------- -------------   -------------
Balance at December 31, 1997     5,652,711        50,510       5,602,201

Cash distributions (A)            (598,616)      (50,510)       (548,106)
Net income for the year
  ended December 31, 1998           94,434                        94,434
                              ------------- -------------   -------------
Balance at December 31, 1998  $  5,148,529          None    $  5,148,529
                              ============= =============   =============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                      1998          1997            1996
                              ------------- -------------   -------------

            First Quarter     $       7.13  $     120.50 (C)$       6.00
            Second Quarter            None         52.90            6.00
            Third Quarter             None          None          114.00
            Fourth Quarter            None          None           87.00

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

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996

                                   1998          1997            1996
                              ------------- -------------   -------------
Income:
  Interest on loans
    receivable                                              $    940,283
  Less interest on loans
    payable - underlying
    mortgages                                                    177,681
                                                            -------------
  Net interest income
    on loans                                                     762,602
  (Loss) income from
    operations of real estate
    held for sale                           $   (146,539)      1,347,251
  Interest on short-term
    investments               $    269,302       383,076         324,895
  Participation income                                           410,493
  Recovery of losses on loans,
    real estate and accrued
    interest receivable                                        3,402,517
  Other income                                    14,158
                              ------------- -------------   -------------
    Total income                   269,302       250,695       6,247,758
                              ------------- -------------   -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable                                          284,573
  Administrative                   174,868       300,269         636,757
                              ------------- -------------   -------------
    Total expenses                 174,868       300,269         921,330
                              ------------- -------------   -------------
Income (loss) before gain on
  sale of loan receivable,
  gains on sales of
  real estate and
  extraordinary item                94,434       (49,574)      5,326,428

Gain on sale of loan
  receivable                                                     306,759
Gains on sales of real estate                                  8,227,212
                              ------------- -------------   -------------
Income (loss) before
  extraordinary item                94,434       (49,574)     13,860,399

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                   1998          1997            1996
                              ------------- -------------   -------------
Extraordinary Item:
  Debt extinguishment expense                                   (573,546)
                              ------------- -------------   -------------
Net income (loss)             $     94,434  $    (49,574)   $ 13,286,853
                              ============= =============   =============
Income (loss) before
  extraordinary item allocated
  to General Partners                 None  $    (48,550)   $  2,542,368
                              ============= =============   =============
Income (loss) before
extraordinary item allocated
  to Limited Partners         $     94,434  $     (1,024)   $ 11,318,031
                              ============= =============   =============
Income (loss) before
  extraordinary item per
  average number of Limited
  Partnership Interests
  outstanding (76,874 in 1998
  and 1997 and 77,375 in
  1996) - Basic and Diluted   $       1.23  $      (0.01)   $     146.28
                              ============= =============   =============
Extraordinary item allocated
  to General Partner                  None          None    $    (43,016)
                              ============= =============   =============
Extraordinary item allocated
  to Limited Partners                 None          None    $   (530,530)
                              ============= =============   =============
Extraordinary item per
  average number of Limited
  Partnership Interests
  outstanding (77,375 in 1996)
  - Basic and Diluted                 None          None    $      (6.86)
                              ============= =============   =============
Net income (loss) allocated
  to General Partner                  None  $    (48,550)   $  2,499,352
                              ============= =============   =============
Net income (loss) allocated
  to Limited Partners         $     94,434  $     (1,024)   $ 10,787,501
                              ============= =============   =============
Net income (loss) per average
  number of Limited
  Partnership Interests
  outstanding (76,874 in 1998
  and 1997 and 77,375 in
  1996) - Basic and Diluted   $       1.23  $      (0.01)   $     139.42
                              ============= =============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996

                                   1998          1997            1996
                              ------------- -------------   -------------
Operating activities:
  Net income (loss)           $     94,434  $    (49,574)   $ 13,286,853
  Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
      Debt extinguishment
        expense                                                   99,229
      Gains on sales of loan
        receivable                                              (306,759)
      Gains on sales of real
        estate                                                (8,227,212)
      Recovery of losses on
        loans, real estate
        and accrued interest
        receivable                                            (3,402,517)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable                                      284,573
      Amortization of
        deferred expenses                                         52,601
      Net change in:
        Escrow deposits                                          113,962
        Accounts and accrued
          interest receivable       15,542       674,369        (461,193)
        Prepaid expenses                                          77,752
        Accounts payable            (3,566)      (86,534)        (86,932)
        Due to affiliates            4,858       (51,911)         60,179
        Other liabilities                                       (154,471)
                              ------------- -------------   -------------
  Net cash provided by
    operating activities           111,268       486,350       1,336,065
                              ------------- -------------   -------------

Investing activities:
  Proceeds from sale of loan
    receivable                                                 9,153,755
  Costs incurred in connection
    with sale of loan
    receivable                                                  (339,500)
  Improvements to real estate                                   (327,184)
  Proceeds from sales of
    real estate                                               36,887,019

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                   1998          1997            1996
                              ------------- -------------   -------------

  Costs incurred in connection
    with sales of real estate                               $   (998,826)
                                                            -------------
  Net cash provided by
    investing activities                                      44,375,264
                                                            -------------
Financing activities:
  Distributions to Limited
    Partners                  $   (548,106) $(13,343,794)    (16,424,571)
  Deemed distribution to
    Limited Partners                                             (93,119)
  Distributions to General
    Partner                        (50,510)     (336,144)       (715,501)
  Contribution by General
    Partner                                       38,963
  Increase in cash and cash
    equivalents - Early
    Investment Incentive
    Fund                          (273,873)   (1,689,860)     (1,660,834)
  Repurchase of Limited
    Partnership Interests                                       (289,903)
  Principal payments on
    underlying loans
    payable                                                     (437,583)
  Principal payments on
    mortgage notes payable                                      (137,122)
  Repayment of mortgage
    notes payable                                            (12,001,238)
                              ------------- -------------   -------------
  Net cash used in
    financing activities          (872,489)  (15,330,835)    (31,759,871)
                              ------------- -------------   -------------

Net change in cash and cash
  equivalents                     (761,221)  (14,844,485)     13,951,458
Cash and cash equivalents
  at beginning of year           2,007,987    16,852,472       2,901,014
                              ------------- -------------   -------------
Cash and cash equivalents
  at end of year              $  1,246,766  $  2,007,987    $ 16,852,472
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 13 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(b) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan. Income on non-accrual loans or loans which were otherwise not performing in accordance with their terms was recorded on a cash basis.

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

(c) Losses on loans receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property's operations, the property's value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

(d) The General Partner periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value was recorded by an adjustment to the property allowance account and was recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

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

(f) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

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

(l) For financial statement purposes, prior to 1996, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

(m) Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" was adopted by the Partnership effective for the year ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

(n) Certain reclassifications of a prior year's information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized on January 23, 1981. The Partnership Agreement provided for the admission of Limited Partners through the sale of Limited Partnership Interests at $1,000 per Interest, 85,010 of which were sold on or prior to March 15, 1982, the termination date of the offering.

The Partnership Agreement provides that profits and losses are allocated 92.5% to the Limited Partners, of which 2.5% relates to the Early Investment Incentive Fund, and 7.5% to the General Partner. For financial statement purposes, prior to 1996, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

Mortgage Reductions were distributed entirely to Limited Partners. To the extent that Cash Flow was distributed, distributions were made as follows: (i) 90% of such Cash Flow was distributed to the Limited Partners, (ii) 7.5% of such Cash Flow was distributed to the General Partner, and (iii) 2.5% of such Cash Flow was set aside in the Early Investment Incentive Fund ("Fund") for payment on dissolution of the Partnership to certain Early Investors if necessary for them to receive a return of their Original Capital plus a specified cumulative return based on the date of investment. Amounts placed in the Fund were, at the sole discretion of the General Partner and subject to certain limitations, used to repurchase Interests from existing Limited Partners. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. To the extent that amounts in the Fund were not utilized to repurchase Interests, such amounts have been invested in short-term interest bearing instruments with interest thereon being earned by the Fund. As of December 31, 1998, there were 8,136 Interests and cash of $3,933,560 held in the Fund. The General Partner will not receive any distributions from the Fund.

5. Interest Expense:

During the year ended December 31, 1996, the Partnership incurred and paid interest expense of $960,788.

6. Loan Receivable Sale:

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

7. Allowance for Losses on Loans and Real Estate Held for Sale:

There was no activity recorded in the allowance for losses on loans and real estate held for sale during the years ended December 31, 1998 and 1997.

Activity recorded in the allowance for losses on loans and real estate held for sale during the year ended December 31, 1996 is described in the table below:

                                                  1996
                                             -----------
    Loans:
     Balance at beginning of year            $ 3,302,517
     Recovery of provision
       previously charged to income          (3,302,517)
                                             -----------
    Balance at the end of year                      None
                                             ===========
    Real Estate Held for Sale:
     Balance at beginning of year              $ 500,000
     Provision charged to income                 284,573
     Recovery of provision
      previously charged
      to income                                (100,000)
     Direct write-off of
      real estate held for
      sale against allowance                   (684,573)
                                              -----------
    Balance at the end of year                      None
                                              ===========

8. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

9. Transactions with Affiliates:
Fees and expenses paid and payable by the Partnership to affiliates are:

                             Year Ended       Year Ended       Year Ended
                              12/31/98         12/31/97         12/31/96
                           --------------   --------------   --------------
                            Paid  Payable    Paid  Payable    Paid  Payable
                           ------ -------   ------ -------   ------ -------
Mortgage servicing fees      None    None     None    None   $8,011    None
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             $4,490  $4,082  $22,232  $5,635   13,645 $11,075
    Data processing         2,112     872    1,910   1,248    1,756    None
    Legal                   3,478   3,173   10,233   2,647   11,805   9,274
    Portfolio management   26,407  24,369   57,989  15,085   62,240  47,597
    Other                   3,023    None   11,849   3,023   19,934  11,603

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $8,915 in 1996.

The General Partner made a contribution of $38,963 in 1997 in connection with the settlement of certain litigation as further discussed in Note 12 of Notes to Financial Statements.

10. Sales of Real Estate:

(a) In December 1996, the Partnership sold the Hollowbrook Apartments in an all cash sale for $3,000,000. From the proceeds of the sale, the Partnership paid $192,595 in selling costs. The basis of the property was $3,491,978. For financial statement purposes, the Partnership recognized no gain or loss from the sale of this property. The Partnership wrote off $684,573 against the previously established loss allowance related to this property.

(b) In December 1996, the Partnership sold the Parkway Distribution Center in an all cash sale for $6,050,000. The purchaser was given a credit of $87,981 relating to certain tenant vacancies, resulting in a net sale price of $5,962,019. From the proceeds of the sale, the Partnership paid $653,040 to the third party mortgage holder in full satisfaction of the first mortgage loans, $225,750 in selling costs and $20,389 in prepayment penalties. The basis of the property was $5,176,850. For financial statement purposes, the Partnership recognized a gain of $559,419 from the sale of this property. The Partnership also recognized a recovery of the previously established loss allowance related to this property of $100,000.

(c) In October 1996, the Partnership sold the Sherwood Acres - Phases I and II apartment complexes in an all cash sale for $18,725,000. From the proceeds of the sale, the Partnership paid $11,348,198 to the third party mortgage holder in full satisfaction of the first mortgage loans, $427,281 in selling costs and $453,928 in prepayment penalties. The basis of the property was $14,504,194. For financial statement purposes, the Partnership recognized a gain of $3,793,525 from the sale of these properties.

(d) In June 1996, the Partnership sold the Cumberland Pines Apartments in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $153,200 in selling costs. In addition, the Partnership paid a state withholding tax of $93,119 relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $5,172,532. For financial statement purposes, the Partnership recognized a gain of $3,874,268 from the sale of this property.

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

12. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et al. vs. Balcor Pension Investors, et al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $38,963 to the Partnership, of which the plaintiffs' counsel received $3,896 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of the remaining $35,067 ($0.47 per Interest) to members of the class pursuant to the settlement. Of the settlement amount, $13,828 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $21,239 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $67,039 was the Partnership's share. The settlement had no material impact on the Partnership.

13. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice, which dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have filed a further appeal to the Illinois Supreme Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.