Form 10-Q
period 1999-06-30
BALCOR PENSION INVESTORS II
filed 1999-08-10
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                  1999           1998
                                             -------------- --------------
Cash and cash equivalents                    $   1,232,348  $   1,246,766
Cash and cash equivalents - Early
  Investment Incentive Fund - restricted         4,026,232      3,933,560
Accrued interest receivable                         19,787         21,547
                                             -------------- --------------
                                             $   5,278,367  $   5,201,873
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $       6,398  $      20,848
Due to affiliates                                   32,232         32,496
                                             -------------- --------------
     Total liabilities                              38,630         53,344
                                             -------------- --------------

Commitments and contingencies

Limited Partners' capital (85,010
  Interests issued)                             10,255,344     10,164,136
Less Interests held by Early Investment
  Incentive Fund (8,136 in 1999 and 1998)       (5,015,607)    (5,015,607)
                                             -------------- --------------
                                                 5,239,737      5,148,529
General Partner's capital                             None           None
                                             -------------- --------------
     Total partners' capital                     5,239,737      5,148,529
                                             -------------- --------------
                                             $   5,278,367  $   5,201,873
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)


                                                  1999           1998
                                             -------------- --------------
Income:
  Interest on short-term investments         $     120,411  $     136,212
  Other income                                      22,269
                                             -------------- --------------
    Total income                                   142,680        136,212
                                             -------------- --------------
Expenses:
  Administrative                                    51,472         96,703
                                             -------------- --------------
    Total expenses                                  51,472         96,703
                                             -------------- --------------
Net income                                   $      91,208  $      39,509
                                             ============== ==============
Net income allocated to
  General Partner                                     None           None
                                             ============== ==============
Net income allocated to
  Limited Partners                           $      91,208  $      39,509
                                             ============== ==============
Net income per average number of
  Limited Partnership Interests
  outstanding (76,874 in 1999 and 1998)
  -Basic and Diluted                         $        1.19  $        0.51
                                             ============== ==============
Distribution to General Partner                       None  $      50,510
                                             ============== ==============
Distribution to Limited Partners                      None  $     548,106
                                             ============== ==============
Distribution per Limited Partnership
  Interest outstanding                                None  $        7.13
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENT OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1999 and 1998
                                  (Unaudited)


                                                  1999           1998
                                             -------------- --------------
Interest:
  Interest on short-term investments         $      59,781  $      66,754
  Other income                                      22,269
                                             -------------- --------------
    Total income                                    82,050         66,754
                                             -------------- --------------
Expenses:
  Administrative                                    19,402         47,654
                                             -------------- --------------
    Total expenses                                  19,402         47,654
                                             -------------- --------------
Net income                                   $      62,648  $      19,100
                                             ============== ==============
Net income allocated to
  General Partner                                     None           None
                                             ============== ==============
Net income allocated to
  Limited Partners                           $      62,648  $      19,100
                                             ============== ==============
Net income per average number of
  Limited Partnership Interests
  outstanding (76,874 in 1999 and 1998)
  -Basic and Diluted                         $        0.82  $        0.24
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                 1999           1998
                                             -------------- --------------
Operating activities:
  Net income                                 $      91,208  $      39,509
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                 1,760         15,105
        Accounts payable                           (14,450)       (21,681)
        Due to affiliates                             (264)        12,292
                                             -------------- --------------
  Net cash provided by operating activities         78,254         45,225
                                             -------------- --------------

Financing activities:
  Distribution to Limited Partners                               (548,106)
  Distribution to General Partner                                 (50,510)
  Increase in cash and cash
    equivalents  - Early Investment
    Incentive Fund - restricted                    (92,672)      (173,897)
                                             -------------- --------------
Cash used in financing activities                  (92,672)      (772,513)
                                             -------------- --------------

Net change in cash and cash equivalents            (14,418)      (727,288)
Cash and cash equivalents
  at beginning of year                           1,246,766      2,007,987
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,232,348  $   1,280,699
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1999 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation was filed in May 1999. See Note 5 of Notes to Financial Statements for additional information regarding the Madison Avenue litigation. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1999 were:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost     $ 18,526      $ 9,198    $ 32,232


4. Other Income:

The Partnership received $22,269 during the second quarter of 1999 relating to a refund of real estate taxes paid on the 205 Armstrong Road Office Building, which was sold in a prior year. This amount has been recognized as other income for financial statement purposes.

5. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. The defendants intend to vigorously contest this action. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from the loan repayments were used to fund three additional mortgage loans. As of June 30, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted of interest income earned on short-term investments which was partially offset by administrative expenses. In addition, during the quarter ended June 30, 1999, the Partnership recognized income relating to a refund of real estate taxes paid on the 205 Armstrong Road Office Building, which was sold in a prior year. Due to the recognition of this income and lower administrative expenses in 1999, the Partnership's net income increased during the six months and quarter ended June 30, 1999 as compared to the same periods in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to both the six months and quarters ended June 30, 1999 and 1998.

Due to lower interest rates in 1999 and higher cash balances in 1998 prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

The Partnership received $22,269 during the second quarter of 1999 relating to a refund of real estate taxes paid on the 205 Armstrong Road Office Building, which was sold in a prior year. This amount has been recognized as other income for financial statement purposes.

Primarily due to lower accounting and legal fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $14,000 as of June 30, 1999 when compared to December 31, 1998 as a result of administrative expenses exceeding interest income earned on non-restricted cash investments, which was partially offset by the receipt of a refund of real estate taxes on one of the Partnership's properties, which was sold in a prior year. Interest income of approximately $93,000 was earned on the Early Investment Incentive Fund.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation, described in Part II, Item 1, of this report, was filed in May 1999. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999. As a result of the pending dissolution of the Partnership, the general partner has suspended transfer of limited partnership interests in the Partnership. Certain transfers which are not for value (such as death, divorce, change of custodian or other estate planning) will continue to be permitted. Limited Partners should contact the Partnership if the suspension of transfers causes any extraordinary hardships. In the event that dissolution of the Partnership does not occur during 1999, the Partnership will allow transfers of limited partnership interests to occur commencing in January 2000.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1999, there were 8,136 Interests and cash of $4,026,232 held in the Early Investment Incentive Fund.

The Partnership sold all of its remaining real property investments and mortgage loans and distributed a majority of the proceeds from these sales to Limited Partners in 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, these surveys and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of June 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the third quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000 which will be updated by September 30, 1999 based on the results of further surveys, discussions and testing of systems, where applicable. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
--------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor
-----------------------------------------------------------------
Company, et al.
---------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH08972). The Partnership, twenty-one additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, other affiliated entities and one individual are named defendants in this action. Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A briefing schedule on this motion has not yet been set.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1999.

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



Date: August 10, 1999
      ---------------