Form 10-Q
period 1999-09-30
BALCOR PENSION INVESTORS II
filed 1999-11-04
CIK 350845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1999 and December 31, 1998
                                  (UNAUDITED)

                                    ASSETS

                                                 1999           1998
                                             -------------  -------------
Cash and cash equivalents                    $  1,223,292   $  1,246,766
Cash and cash equivalents - Early
  Investment Incentive Fund - restricted        4,073,919      3,933,560
Accrued interest receivable                        21,626         21,547
                                             -------------  -------------
                                             $  5,318,837   $  5,201,873
                                             =============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     13,602   $     20,848
Due to affiliates                                  35,778         32,496
                                             -------------  -------------
     Total liabilities                             49,380         53,344
                                             -------------  -------------

Commitments and contingencies

Limited Partners' capital (85,010
  Interests issued)                            10,285,064     10,164,136

Less Interests held by Early Investment
  Incentive Fund (8,136 in 1999 and 1998)      (5,015,607)    (5,015,607)
                                             -------------  -------------
                                                5,269,457      5,148,529
General Partner's capital                            None           None
                                             -------------  -------------
     Total partners' capital                    5,269,457      5,148,529
                                             -------------  -------------
                                             $  5,318,837   $  5,201,873
                                             =============  =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1999 and 1998
                                  (UNAUDITED)


                                                 1999           1998
                                             -------------  -------------
Income:
 Interest on short-term investments          $    184,792   $    204,161
 Other income                                      22,269
                                             -------------  -------------
    Total income                                  207,061        204,161
                                             -------------  -------------
Expenses:
  Administrative                                   86,133        129,970
                                             -------------  -------------
    Total expenses                                 86,133        129,970
                                             -------------  -------------
Net income                                   $    120,928   $     74,191
                                             =============  =============
Net income allocated to
  General Partner                                    None           None
                                             =============  =============
Net income allocated to
  Limited Partners                           $    120,928   $     74,191
                                             =============  =============
Net income per average number of
  Limited Partnership Interests
  outstanding (76,874 in 1999
  and 1998) - Basic and Diluted              $       1.57   $       0.97
                                             =============  =============
Distribution to General Partner                      None   $     50,510
                                             =============  =============
Distribution to Limited Partners                     None   $    548,106
                                             =============  =============
Distribution per Limited Partnership
  Interest outstanding                               None   $       7.13
                                             =============  =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1999 and 1998
                                  (UNAUDITED)


                                                 1999           1998
                                             -------------  -------------
Income:
  Interest on short-term investments         $     64,381   $     67,949
                                             -------------  -------------
    Total income                                   64,381         67,949
                                             -------------  -------------
Expenses:
  Administrative                                   34,661         33,267
                                             -------------  -------------
    Total expenses                                 34,661         33,267
                                             -------------  -------------
Net income                                   $     29,720   $     34,682
                                             =============  =============
Net income allocated to
  General Partner                                    None           None
                                             =============  =============
Net income allocated to
  Limited Partners                           $     29,720   $     34,682
                                             =============  =============
Net income per average number of Limited
  Partnership Interests outstanding
  (76,874 in 1999 and 1998)
  -Basic and Diluted                         $       0.38   $       0.46
                                             =============  =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1999 and 1998
                                  (UNAUDITED)

                                                  1999           1998
                                             -------------  -------------
Operating activities:
  Net income                                 $    120,928   $     74,191
  Adjustments to reconcile net income
    to net cash provided by
    operating activites:
      Net change in:
        Accounts and accrued interest
          receivable                                  (79)        14,929
        Accounts payable                           (7,246)       (19,195)
        Due to affiliates                           3,282         11,407
                                             -------------  -------------
  Net cash provided by operating activities       116,885         81,332
                                             -------------  -------------
Financing activites:
  Distribution to Limited Partners                              (548,106)
  Distribution to General Partner                                (50,510)
  Increase in cash and cash
    equivalents - Early Investment
    Incentive Fund - restricted                  (140,359)      (224,515)
                                              ------------  -------------
  Net cash provided by financing activities      (140,359)      (823,131)
                                              ------------  -------------
Net change in cash and cash equivalents           (23,474)      (741,799)
Cash and cash equivalents
  at beginning of year                          1,246,766      2,007,987
                                             -------------  -------------
Cash and cash equivalents at end of
  period                                     $  1,223,292   $  1,266,188
                                             =============  =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1999 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Partnership litigation was filed in May 1999. The second Sandra Dee case was filed June 1, 1999 and served on August 16, 1999. See Note 5 of Notes to Financial Statements for additional information regarding the Madison Partnership/Dee litigation. Despite the existence of the Madison Partnership/Dee litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves (including any allocable share of the Early Investment Incentive Fund) to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Partnership/Dee case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1999 were:

                                             Paid
                                    -----------------------
                                     Nine Months   Quarter   Payable
                                    ------------- --------- ---------
     Reimbursement of expenses to
       the General Partner, at cost     $ 22,175   $ 3,649  $ 35,778


4. Other Income:

The Partnership received $22,269 during the second quarter of 1999 relating to a partial refund of real estate taxes paid on the 205 Armstrong Road Office Building, which was sold in a prior year. This amount has been recognized as other income for financial statement purposes.

5. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. The defendants intend to vigorously contest these actions. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.


                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-II (the "Partnership") is a limited partnership formed in 1981 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $85,010,000 through the sale of Limited Partnership Interests and used these proceeds to originally fund thirty-three loans. Proceeds from the loan repayments were used to fund three additional mortgage loans. As of September 30, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted of interest income earned on short-term investments which was partially offset by administrative expenses. During the second quarter of 1999, the Partnership recognized income relating to a partial refund of real estate taxes paid on the 205 Armstrong Road Office Building, which was sold in a prior year. Due to the recognition of this income and lower administrative expenses in 1999, the Partnership's net income increased during the nine months ended September 30, 1999 as compared to the same period in 1998. As a result of slightly higher administrative expenses and slightly lower interest income earned on short-term investments during the quarter ended September 30, 1999, the Partnership's net income decreased during the quarter ended September 30, 1999 as compared to the same period in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to both the nine months and quarters ended September 30, 1999 and 1998.

Due to lower interest rates in 1999 and higher cash balances in 1998 prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

The Partnership received $22,269 during the second quarter of 1999 relating to a partial refund of real estate taxes paid on the 205 Armstrong Road Office Building, which was sold in a prior year. This amount has been recognized as other income for financial statement purposes.

Primarily due to lower accounting and portfolio management fees, administrative expenses decreased during the nine months ended September 30, 1999 as compared to the same period in 1998. During the quarter ended September 30, 1999, the Partnership recognized higher legal expenses related to the litigation discussed in Note 5 of Notes to Financial Statements which resulted in an increase in administrative expenses during the quarter ended September 30, 1999 as compared to the same period in 1998.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $23,000 as of September 30, 1999 when compared to December 31, 1998 as a result of administrative expenses exceeding interest income earned on non-restricted cash investments, which was partially offset by the receipt of a partial refund of real estate taxes on one of the Partnership's properties, which was sold in a prior year. Interest income of approximately $141,000 was earned on the Early Investment Incentive Fund.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in December 1996. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Partnership and the new Sandra Dee litigation, described in Part II, Item 1, of this report, were filed in May 1999 and June 1999, respectively. Despite the existence of the Madison Partnership/Dee litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves (including any allocable share of the Early Investment Incentive Fund) to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Partnership/Dee case to be a matter that would preclude the dissolution of the Partnership in 1999. As a result of the pending dissolution of the Partnership, the general partner has suspended transfer of limited partnership interests in the Partnership. Certain transfers which are not for value (such as death, divorce, change of custodian or other estate planning) will continue to be permitted. In the event that dissolution of the Partnership does not occur during 1999, the Partnership will allow transfers of limited partnership interests to occur commencing in January 2000.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1999, there was cash of $4,073,919 held in the Early Investment Incentive Fund.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors has involved soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from each of these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and is relying on statements from these vendors without independent verification, these surveys, testing of systems, where applicable and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of September 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the fourth quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                          BALCOR PENSION INVESTORS-II
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
--------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor
-----------------------------------------------------------------
Company, et al.
---------------
On May 7, 1999, a proposed class action complaint was filed, and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 06972). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A hearing date on the motion has not yet been set. On September 20, 1999 the Sandra Dee case described below was consolidated with this case. Future reports to investors will report only the consolidated case.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On June 1, 1999, a proposed class action complaint was filed, and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. The defendants filed on September 15, 1999 a motion to consolidate this case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case. Future reports to investors will report only the consolidated case. On September 15, 1999, the defendants also filed a Motion to Dismiss the complaint.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The defendants believe that they have meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1999.

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



Date: November 4, 1999
      ----------------